Form 10-K
period 2025-12-31
FIRST BUSEY CORP /NV/
filed 2026-02-26
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-15950
FIRST BUSEY CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	37-1078406
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)
11440 Tomahawk Creek Parkway
Leawood, Kansas 66211
(Address of principal executive offices) (Zip code)
Registrant’s telephone number, including area code (217) 365-4544
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock ($0.001 par value)	BUSE	The Nasdaq Stock Market LLC
Depositary Shares, each representing a 1/40th interest in a share of 8.25% Fixed-Rate Series B Non-Cumulative Perpetual Preferred Stock, $0.001 par value	BUSEP	The Nasdaq Stock Market LLC
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐  No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates on June 30, 2025, was $1.95 billion, determined using a per share closing price for the registrant’s common stock on that date of $22.89, as quoted on The Nasdaq Global Select Market. In calculating the market value of securities held by non-affiliates of the registrant as of June 30, 2025, the registrant has treated as securities held by affiliates the voting and non-voting stock owned by its directors and principal executive officers, voting stock for which its directors hold voting power, and voting and non-voting stock held by the First Busey Corporation Plan and Trust in a fiduciary capacity for benefit of its directors and principal executive officers. This calculation does not reflect a determination that persons are affiliates for any other purposes.
As of February 26, 2026, there were 86,227,449 shares of the registrant’s common stock, $0.001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the 2026 Annual Meeting of Stockholders of First Busey Corporation to be held May 20, 2026, are incorporated by reference in this Form 10-K in response to Part III.

(This page intentionally left blank)
First Busey Corporation (BUSE) | 2025 — 2

FIRST BUSEY CORPORATION
FORM 10-K ANNUAL REPORT
First Busey Corporation (BUSE) | 2025 — 3

First Busey Corporation (BUSE) | 2025 — 4

First Busey Corporation (BUSE) | 2025 — 5

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

BHCA	Bank Holding Company Act of 1956, as amended
bps	basis points
Busey	First Busey Corporation, together with its wholly-owned consolidated subsidiaries; also, “First Busey,” and the “Company”
Busey Series A Preferred Stock	Series A Non-Cumulative Perpetual Preferred Stock, $0.001 par value
Busey Series B Preferred Stock	8.25% Fixed-Rate Series B Non-Cumulative Perpetual Preferred Stock, $0.001 par value
C&I	Commercial and industrial
CECL	ASC Topic 326 “Financial Instruments-Credit Losses,” which established the Current Expected Credit Losses methodology for measuring credit losses on financial instruments
CFPB	Consumer Financial Protection Bureau
CRA	Community Reinvestment Act
CRE	Commercial real estate
CRE Guidance	Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance issued jointly by the OCC, the Federal Reserve, and the FDIC
CrossFirst	CrossFirst Bankshares, Inc.
Current Report	Current report filed with the SEC on Form 8-K pursuant to Section 13 or 15(d) of the Exchange Act
DFPR	Illinois Department of Financial and Professional Regulation
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted in 2010
DSU	Deferred stock unit
Durbin Amendment	The Durbin Amendment to the Dodd-Frank Act, requiring the Federal Reserve to establish a maximum permissible interchange fee for many types of debit transactions
ESPP	First Busey Corporation Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
First Busey Corporation (BUSE) | 2025 — 6

Term	Definition
Fair value	The price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date, as defined in ASC Topic 820 “Fair Value Measurement”
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
First Community	First Community Financial Partners, Inc.
FirsTech	FirsTech, Inc.
GAAP	U.S. Generally Accepted Accounting Principles
LOCOM	Lower of Cost or Market, an accounting approach under which assets are carried at amortized historical cost less write-offs and downward fair value adjustments, as may be applicable
M&M	Merchants and Manufacturers Bank Corporation
M&M Bank	Merchants and Manufacturers Bank
MSA	Metropolitan Statistical Area
Nasdaq	National Association of Securities Dealers Automated Quotations
N/A	Not applicable
NM	Not meaningful
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income (loss)
OREO	Other real estate owned
PCAOB	Public Company Accounting Oversight Board
PCD	Purchased credit deteriorated
PSU	Performance stock unit
Quarterly Report	Quarterly report filed with the SEC on Form 10-Q pursuant to Section 13 or 15(d) of the Exchange Act
Regulatory Relief Act	Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018
RSU	Restricted stock unit
SBA	U.S. Small Business Administration
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate published by the Federal Reserve
SSAR	Stock-settled stock appreciation right
Stock Repurchase Plan	Stock repurchase program approved by First Busey Corporation's board of directors on February 3, 2015
Term Loan	$60 million term loan provided for in the Second Amended and Restated Credit Agreement, dated May 28, 2021. This term loan was paid off in the first quarter of 2024.
U.S.	United States of America
U.S. Treasury	U.S. Department of the Treasury
Volcker Rule	A financial regulation included in the Dodd-Frank Act that was intended to reduce risk in the banking system, which prohibits banking organizations that exceed a $10 billion asset threshold from engaging in proprietary trading and limits their investments in private equity funds
First Busey Corporation (BUSE) | 2025 — 7

PART I
ITEM 1. BUSINESS
Contents of Item 1. Business
ORGANIZATION
First Busey Corporation is an $18.10 billion financial holding company. Organized in Nevada in 1980, First Busey Corporation is headquartered in Leawood, Kansas. First Busey Corporation’s common stock is traded on The Nasdaq Global Select Market under the symbol “BUSE” and its Series B preferred stock is traded on The Nasdaq Global Select Market under the symbol “BUSEP.”
Busey conducts the business of banking and provides related banking services, asset management, brokerage, and fiduciary services through Busey Bank, and provides payment technology solutions through FirsTech. Busey also has various other subsidiaries that are not significant to the consolidated entity.
Banking
Busey Bank is an Illinois state-chartered bank headquartered in Champaign, Illinois. Initially founded in 1868, Busey Bank now has a total of 79 banking centers across 10 states, with 50 in Illinois, nine in Missouri, four in Texas, three in Colorado, three in Florida, three in Kansas, three in Oklahoma, two in Arizona, one in Indiana, and one in New Mexico.
Busey Bank offers a range of diversified financial products and services for consumers and businesses, including online and mobile banking capabilities to conveniently serve its customers’ needs. Commercial services include commercial, CRE, real estate construction, and agricultural loans, as well as commercial depository services such as cash management. Retail banking services include residential real estate, home equity lines of credit, consumer loans, customary types of demand and savings deposits, money transfers, safe deposit services, and individual retirement accounts and other fiduciary services through Busey Bank’s banking centers, automated teller machines, and technology-based networks.
First Busey Corporation (BUSE) | 2025 — 8

Contents of Item 1. Business
Busey Bank’s principal sources of income are interest and fees on loans and investments, wealth management fees, service fees, and payment technology solutions revenue. Principal expenses are interest paid on deposits and borrowings and general operating expenses.
Wealth Management
Busey Bank provides a full range of asset management, investment, brokerage, fiduciary, philanthropic advisory, tax preparation, and farm management services to individuals, businesses, and foundations through its Wealth Management business. As of December 31, 2025, $15.66 billion of assets were under care. For individuals, Busey Bank provides investment management, trust and estate advisory services, and financial planning. For businesses, it provides investment management, business succession planning, and employee retirement plan services. For foundations, Busey Bank provides investment management, investment strategy consulting, and fiduciary services. Brokerage-related services are offered by Busey Investment Services, a division of Busey Bank, through a third-party arrangement. In addition, Busey Bank provides professional farm management and brokerage services to the agricultural industry.
FirsTech
FirsTech, a wholly owned subsidiary of Busey Bank, delivers technology‑enabled payment processing solutions to business clients across the United States. The company operates a multi‑channel payments platform that facilitates the collection and processing of consumer payments through a variety of electronic and in‑person methods.
FirsTech’s service offerings include mobile text‑based bill payment; interactive voice response systems; electronic payment concentration and routing to Automated Clearing House networks, money management networks, and credit card networks; walk‑in payment processing through third‑party retail agent locations; customer service payment processing via telephone; direct debit services; merchant services referral solutions for financial institution partners and their commercial customers; and lockbox remittance processing for mail‑based payments. The company also provides ancillary tools that support billing, reconciliation, payment reminders, and treasury‑related functions.
FirsTech serves clients across a broad range of industries, with a significant concentration in regulated sectors such as financial services, utilities, insurance, and telecommunications.
BUSINESS COMBINATIONS
Over the last several years, Busey has completed the following acquisitions as part of its strategy to expand into new service areas and to provide broader coverage in areas where Busey already maintains a presence:

Acquisition Date	Companies Acquired
January 8, 2015	Herget Financial Corp. and its wholly-owned bank subsidiary, Herget Bank, National Association
April 30, 2016	Pulaski Financial Corp. and its wholly-owned subsidiary, Pulaski Bank, National Association
July 2, 2017	First Community Financial Partners, Inc. and its wholly-owned subsidiary, First Community Financial Bank
October 1, 2017	Mid Illinois Bancorp, Inc. and its wholly-owned subsidiary, South Side Trust & Savings Bank of Peoria
January 31, 2019	The Banc Ed Corp. and its wholly-owned subsidiary, TheBANK of Edwardsville
August 31, 2019	Investors' Security Trust Company
May 31, 2021	Cummins-American Corp. and its wholly-owned subsidiary, Glenview State Bank
April 1, 2024	Merchants and Manufacturers Bank Corporation, and its wholly-owned subsidiary, Merchants and Manufacturers Bank
March 1, 2025	CrossFirst Bankshares, Inc., and its wholly-owned subsidiary CrossFirst Bank
First Busey Corporation (BUSE) | 2025 — 9

Contents of Item 1. Business
2025 Acquisition of CrossFirst Bankshares, Inc.
On March 1, 2025, Busey completed its acquisition of CrossFirst and its wholly-owned subsidiary, CrossFirst Bank. This transformative partnership helped create a premier commercial bank spanning 10 states.
CrossFirst Bank’s results of operations were included in Busey’s results of operations beginning March 1, 2025. Busey operated CrossFirst Bank as a separate banking subsidiary until it was merged with and into Busey Bank on June 20, 2025. At the time of the bank merger, CrossFirst Bank’s banking centers became banking centers of Busey Bank.
2024 Acquisition of Merchants and Manufacturers Bank Corporation
On April 1, 2024, Busey completed its acquisition of M&M and its wholly-owned subsidiary, M&M Bank. This partnership added M&M’s Life Equity Loan® products to Busey’s existing suite of services and expanded Busey’s presence in the suburban Chicago market. M&M’s results of operations were included in Busey’s results of operation beginning April 1, 2024.
For further information regarding these acquisitions, see “Note 2. Business Combinations” in the Notes to the Consolidated Financial Statements. Further information related to acquisitions made prior to January 1, 2024, has been presented in the Annual Reports previously filed with the SEC corresponding to each year of each acquisition.
First Busey Corporation (BUSE) | 2025 — 10

Contents of Item 1. Business
BANKING CENTER MARKETS
Busey’s Regional Operating Model
Busey Bank, headquartered in Champaign, Illinois, serves the banking needs of its customers through 79 banking centers located across five geographical regions and verticals spanning 10 states.

CENTRAL
KANSAS
MISSOURI
OKLAHOMA

MIDWEST
ILLINOIS
INDIANA

EAST
ILLINOIS
MISSOURI
FLORIDA

WEST
COLORADO
ARIZONA
NEW MEXICO

TEXAS
TEXAS

VERTICALS

Life Equity Lending
Sponsor Finance
Energy Lending
SBA Lending

Busey’s East Region
Busey Bank serves the suburban Chicago market with 11 banking centers in its East Region, offering a full spectrum of financial services to individuals and businesses. The Chicago area is home to several Fortune 500 companies, featuring a diverse economic mix that includes manufacturing, logistics, information technology, and financial services. With a regionalized approach and a legacy of service excellence, Busey remains a trusted financial partner to the vibrant communities of northeastern Illinois.
Busey Bank operates 20 banking centers in the St. Louis MSA, including eight banking centers in eastern Missouri and 12 banking centers in western Illinois. St. Louis has a diverse economy and major employment sectors including healthcare, financial services, professional and business services, and retail. Busey continues to build on its legacy of serving dynamic urban and suburban markets in the region.
Busey Bank serves the southwest Florida banking market with three banking centers located in and around Fort Myers, an area which has experienced strong population growth, job expansion, and a vibrant housing market, as well as the benefits of a robust tourism and winter resort economy. These factors have contributed to a thriving environment for consumer banking and small business services.
Busey’s Midwest Region
Busey Bank serves the central Illinois banking market with 27 banking centers, six of which are in the Chicago MSA. The economy of central Illinois is agriculture-based, with a prominent presence of manufacturing and services industries. These industries, coupled with large healthcare and higher education sectors, anchor the communities in which they are located and have provided a comparatively stable foundation for housing, employment, and small business.
First Busey Corporation (BUSE) | 2025 — 11

Contents of Item 1. Business
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
Busey Bank operates one banking center in Clayton, New Mexico. Located in northeastern New Mexico, Clayton’s economy is primarily driven by agriculture, cattle ranching, and small-scale retail, with steady contributions from transportation services due to its proximity to major highways. The community also benefits from local tourism linked to nearby parks and attractions. Busey’s presence supports essential financial needs in this rural market, reinforcing its commitment to serving both metropolitan and underserved areas with tailored banking solutions.
First Busey Corporation (BUSE) | 2025 — 12

Contents of Item 1. Business
Busey’s Verticals
Transcending geographical boundaries, Busey operates in several industry verticals, including Life Equity Lending, Sponsor Finance, Energy Lending, and SBA Lending.
Market Competition
Busey Bank competes actively with national and state banks, savings and loan associations, and credit unions for deposits and loans. Busey Bank competes for real estate and other loans primarily on the basis of type of loan, interest rates and loan fees, and the quality of services provided. Busey Bank and FirsTech compete with other financial institutions, including asset management and trust companies, security broker/dealers, personal loan companies, insurance companies, finance companies, leasing companies, mortgage companies, payment technology solution companies, financial technology companies, digital asset providers, and certain governmental agencies, all of which actively engage in marketing various types of loans, deposit accounts, wealth management, and other products and services.
Busey Bank faces substantial competition in attracting deposits from other commercial banks, savings institutions, digital banks, money market and mutual funds, credit unions, insurance agencies, brokerage firms, and other investment vehicles. Customers for banking services are generally influenced by convenience, quality of service and technology, personal contacts, price of services, and availability of products. Busey Bank attracts a significant amount of deposits through its banking centers, primarily from the communities in which those banking centers are located; therefore, competition for those deposits is principally from other commercial banks, savings institutions, and credit unions located in the same communities. Busey Bank competes for deposits by offering a variety of deposit accounts at competitive rates, high-quality customer service, convenient business hours, technology enabled solutions including internet and mobile banking, and convenient banking centers with inter-branch deposit and withdrawal privileges.
Based on information obtained from the FDIC Summary of Deposits dated June 30, 2025, the most recent report available, out of 349 financial institutions headquartered in the State of Illinois, Busey Bank ranked fourth in total deposits within the Illinois market. Further, Busey Bank ranked in the top 10 in total deposits in nine Illinois counties, as well as two Kansas counties and two New Mexico counties:

As of June 30, 2025
County	Busey Bank Market Share Ranking
Illinois
Champaign	1
Macon	1
Madison	2
Grundy	3
McLean	3
St. Clair	4
Tazewell	4
Peoria	4
Will	8
Kansas
Johnson	6
Sedgwick	7
New Mexico
Harding	1
Union	1
First Busey Corporation (BUSE) | 2025 — 13

Contents of Item 1. Business
HUMAN CAPITAL
Busey is built upon a strong commitment to associate, customer, stockholder, and community, with its associates as the cornerstone of this unwavering commitment. Busey’s vision, Service Excellence in Everything We Do, starts with Busey’s dedication to its associates. Busey is deeply humbled to be consistently recognized nationally and locally throughout the Company’s footprint, including being named nationally among the Best-In-State Banks and America’s Best Banks by Forbes; the Best Banks to Work For by American Banker; and the Best Places to Work in Money Management by Pension and Investments. Additionally, Busey is consistently named among the Best Places to Work and Best Companies to Work For by associates and publications across our footprint. From exceeding the needs of customers and colleagues to serving their communities selflessly, Busey associates show unmatched dedication to the Company. Their shared experiences are what make these and other awards possible. Since Busey opened its doors 158 years ago, Busey has maintained its core values, creating a strong foundation and shaping its inclusive culture.
Busey remains committed to fostering a welcoming and supportive environment within its organization, the banking profession, and the communities in which it operates. Busey is dedicated to attracting and retaining top talent across a variety of backgrounds and experiences. Teams with varying beliefs and opinions promote productivity, creativity, and innovation, while better meeting and exceeding the needs of Busey’s customer base. Recruiting, supporting, and retaining a workforce with varying perspectives and ideas, while maintaining a welcoming culture, is the foundation of Busey’s core value—One Busey. Busey’s endeavors in this regard are reported to the Employee Benefit and Compensation Committee and to the Board's Enterprise Risk Committee, which hold the organization accountable to this core value at the highest levels of management.
Associate engagement is an important barometer of Busey’s cultural health. Busey regularly solicits feedback to understand the views of its associates about their work environment and Busey’s culture. The results from engagement surveys are used to implement programs and processes designed to enhance engagement and improve the associate experience. With a strong 90% participation rate and an approach focused on continuous improvement, 2025 results remained in-line with the prior year and exceeded expectations. One way Busey keeps associates informed and engaged is through quarterly update calls, which are conducted by Busey leadership. These calls provide important information about the financial health of the Company, but more importantly they provide a cultural touchpoint to solidify Busey’s commitment to its number one asset – its associates. A tenet of Busey’s engaged culture is a commitment to investing in associates through unique, award-winning training and development programs. In 2025, 47% of Busey’s associate base engaged in talent and leadership development programs. Since 2017, Busey has been a proud recipient of the Association for Talent Development’s BEST Award, which is presented to organizations that demonstrate enterprise-wide success as a result of employee talent development.
Additionally, Busey cares about the health and well-being of its associates and their families, as evidenced by a strong investment and an 86% participation rate in Busey’s innovative, holistic health and wellness program, B Well. Investments in B Well include stress management and mental wellness components, lifesaving biometric screenings, access to fitness and wellness coaches, onsite wellness centers, health club reimbursements, on-demand wellness streaming service, and Health Savings Account investments funded by the Company. In 2025, Busey was honored to be recognized among the Healthiest Employers in Illinois, St. Louis, and Florida and received a Silver Well Workplace Award by the Wellness Alliance.
First Busey Corporation (BUSE) | 2025 — 14

Contents of Item 1. Business
As of December 31, 2025, Busey and its subsidiaries had a total of 1,914 full-time equivalents. Geographic distribution of Busey associates is as follows:

	As of December 31, 2025
	Full-time	Part-time	Total
Busey associates by state
Illinois	1,111	63	1,174
Missouri	197	3	200
Kansas	188	1	189
Florida	97	—	97
Texas	75	1	76
Arizona	39	—	39
Colorado	39	—	39
Indiana	39	—	39
Oklahoma	39	—	39
New Mexico	9	—	9
Remote	47		47
Total number of associates	1,880	68	1,948

Full-time equivalents	1,880	34	1,914
CORPORATE GOVERNANCE
Information about Busey’s Board of Directors and Executive Officers is presented under “Officers & Directors” within the “Governance” section on Busey’s Investor Relations website at ir.busey.com. Additionally, a listing of Busey’s executive officers is presented in Part III, Item 10 of this Form 10‑K under the caption “Executive Officers.”
Busey has adopted a code of ethics applicable to all Busey associates, officers, and directors. The text of this code of ethics is presented under “Governance Documents” within the “Governance” section on Busey’s Investor Relations website at ir.busey.com.
Reference to Busey’s Investor Relations website does not constitute incorporation by reference of the information contained on the website and it should not be considered part of this document.
SUPERVISION, REGULATION, AND OTHER FACTORS
General Supervision and Regulation
FDIC-insured institutions, like Busey Bank, as well as their holding companies and affiliates, are extensively regulated under federal and state law. As a result, Busey’s growth and earnings performance may be affected not only by management decisions, competitive dynamics, and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various banking agencies, including the DFPR, the Federal Reserve, the FDIC, and federal and state consumer financial protection agencies. Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the FASB, securities laws administered by the SEC and state securities authorities, and anti-money laundering laws and sanctions enforced by the U.S. Treasury have an impact on Busey’s business. The effect of these statutes, regulations, regulatory policies, and accounting rules are significant to Busey’s operations and results.
First Busey Corporation (BUSE) | 2025 — 15

Contents of Item 1. Business
Federal and state banking laws impose a comprehensive system of supervision, regulation, and enforcement on the operations of FDIC-insured institutions, their holding companies, and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than stockholders. These laws, and the regulations of the banking agencies issued under them, affect, among other things, the scope of Busey’s business; the kinds and amounts of investments that Busey may make; required capital levels relative to assets; the nature and amount of collateral for loans; the establishment of branches; the ability of Busey to merge, consolidate, and acquire; dealings with Busey’s insiders and affiliates; and Busey’s payment of dividends.
In response to the global financial crisis and particularly following the passage of the Dodd-Frank Act in 2010, Busey experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted large banking organizations and systemically important financial institutions, certain provisions of the law triggered at the $10 billion in assets threshold and the influence of other provisions filtered down in varying degrees to community banks over time, causing Busey’s compliance and risk management processes, and the costs thereof, to increase. The Regulatory Relief Act provided meaningful relief for banks and their holding companies that were not considered systemically important (amended to encompass those with assets under $250 billion). However, the $10 billion threshold remained in place for certain Dodd-Frank Act reforms that are applicable to Busey, as discussed below.
Over the past year, the federal banking agencies have continued efforts to streamline and modernize regulatory and supervisory frameworks applicable to banking organizations, including through initiatives to improve examination efficiency, enhance transparency and consistency in supervisory expectations, and refine certain regulatory requirements. While many targeted regulatory relief measures have been directed primarily toward community banking organizations, supervisory and policy initiatives applicable to larger institutions have focused on improving risk-based oversight and reducing unnecessary compliance burden without altering core safety-and-soundness standards. Congress also has considered additional measures aimed at easing specific compliance obligations (particularly for community banks), although no reforms comparable in scope to the Regulatory Relief Act have been enacted to date. These developments may be favorable to the operations of Busey or Busey Bank; however, future changes in laws, regulations, or supervisory priorities, and their impacts on Busey’s or Busey Bank’s business, remain uncertain.
The supervisory framework applicable to U.S. banking organizations subjects banks and bank holding companies to regular examination by their respective banking agencies. These examinations result in confidential examination reports and supervisory ratings that may impact an institution’s operations, capital levels, growth and strategic initiatives. Examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality, management ability and performance, earnings, liquidity, and overall risk profile, among other factors. The banking agencies generally have broad discretion to impose restrictions and limitations on the operations of a banking organization where the agencies determine, among other things, that such operations are unsafe or unsound, violate applicable law, or are otherwise inconsistent with laws and regulations. Changes in supervisory approach or emphasis may materially effect the operations and financial results of Busey, as well as the banking industry in general. In recent supervisory communications, rulemakings, and policy statements, federal banking agencies have indicated an increased focus on core, material financial risks (rather than risk management processes), greater transparency in supervisory expectations, and efforts to reduce examination burden in certain circumstances. For example, the Federal Reserve, Busey Bank’s primary federal regulator, has released guidance intended to streamline supervisory and examination processes, including the issuance of Matters Requiring Attention, and may propose, or join the FDIC’s and OCC’s interagency efforts regarding, rules to clarify standards for unsafe or unsound practices. These initiatives may enable management to focus more effectively on growth opportunities and the management of material financial risks.
The following is a summary of the material elements of the supervisory and regulatory framework applicable to Busey. It does not describe all of the statutes, regulations, and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to particular statutory and regulatory provisions.
First Busey Corporation (BUSE) | 2025 — 16

Contents of Item 1. Business
The $10 billion Threshold
As indicated above, the Dodd-Frank Act included a number of requirements that are triggered when a banking entity crosses over $10 billion in assets. These include requirements for stress testing capital, maintenance of a risk committee, adherence to the Volcker Rule’s complicated prohibitions on proprietary trading and ownership of private funds, limitations on interchange fees for certain debit transactions, clearing of swap agreements, and examination and enforcement related to consumer financial services by the CFPB, in addition to a number of heightened reporting requirements. The Regulatory Relief Act eliminated the stress test and risk committee requirements for banking entities between $10 billion and $50 billion, but the other regulations and reporting requirements under the Dodd-Frank Act were not changed.
Busey crossed the $10 billion asset threshold in 2020. The material consequences to Busey of crossing the $10 billion asset threshold include the following:
Interchange Fees
The Durbin Amendment to the Dodd-Frank Act required the Federal Reserve to establish a maximum permissible interchange fee for many types of debit transactions. Interchange fees, also known as “swipe” fees, are charges that merchants pay to card-issuing banks, such as Busey Bank, for processing electronic payment transactions. The Federal Reserve set the maximum interchange fee at 21 cents, plus five bps of the transaction value. The Federal Reserve also adopted a rule to allow a debit card issuer to recover one cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements required by the Federal Reserve. Fee limits imposed by the Durbin Amendment are applicable to any banking organization with over $10 billion in assets and became applicable to Busey Bank on July 1, 2022, following a six-month transition period. Compliance with the Durbin Amendment has reduced Busey Bank’s earnings on covered debit transactions.
Volcker Rule
The Volcker Rule (also a part of the Dodd-Frank Act) restricts the ability of banking organizations (holding companies and their affiliates) with over $10 billion in assets to sponsor or invest in private funds, or to engage in certain types of proprietary trading. In October 2019, the Federal Reserve, OCC, FDIC, Commodity Futures Trading Commission, and SEC finalized rules to tailor the application of the Volcker Rule based on the size and scope of a banking organization’s trading activities and to clarify and amend certain definitions, requirements, and exemptions. Banking organizations have two years (with a possibility of extensions) to comply with the Volcker Rule requirements after crossing the $10 billion threshold. Busey does not materially engage in the activities prohibited by the Volcker Rule; therefore, the application of the rule has not had a material effect on Busey’s operations.
CFPB Examination and Enforcement
Although most of the CFPB’s rules issued under federal consumer financial protection laws are applicable to all providers of consumer financial services, the CFPB only has examination and enforcement authority over banks with more than $10 billion in assets (measured over four consecutive quarters). Busey Bank is under CFPB oversight for consumer banking products and services and continues to be examined for compliance with consumer laws by its primary federal regulator, the Federal Reserve. For more on the CFPB’s current posture, see “Item 1. Business—Supervision, Regulation and Other Factors—Supervision and Regulation of Busey Bank—Consumer Financial Services” below.
Clearing Swaps Agreements
Banks with over $10 billion in assets are required to clear swaps agreements on exchanges. Busey Bank became subject to the exchange requirement in 2021.
First Busey Corporation (BUSE) | 2025 — 17

Contents of Item 1. Business
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
The Role of Capital
Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions, such as Busey Bank, as well as their holding companies (i.e., banking organizations), generally are required to hold more capital than other businesses. These requirements directly affect Busey’s earnings capabilities. Although capital historically has been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking agencies recognized that the amount and quality of capital held by banking organizations prior to that crisis was insufficient to absorb losses during periods of severe stress.
Capital Levels
Banking organizations have been required to hold minimum levels of capital based on guidelines established by the federal banking agencies since 1983. The minimum capital levels for banking organizations have been expressed in terms of ratios of “capital” divided by “total assets.” Beginning in 1989, capital guidelines for U.S. banking organizations have been based upon international capital accords, known as the “Basel” accords, adopted by the Basel Committee on Banking Supervision, a committee of central banks and bank supervisors that acts as the primary global standard-setter for prudential regulation, as interpreted and implemented by the U.S. federal banking agencies on an interagency basis. These accords recognized that bank assets for the purpose of the capital ratio calculations needed to be risk weighted (the theory being that riskier assets should require more capital) and that off-balance sheet exposures needed to be factored into the calculations. Following the global financial crisis, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced an agreement on a strengthened set of capital requirements for banking organizations around the world, known as the Basel III accords, to address deficiencies recognized in connection with the global financial crisis.
The Basel III Rule
The U.S. federal banking agencies adopted the Basel III Rule in regulations that were effective in 2015 (with a number of phase-ins). The Basel III Rule established capital standards for banks and bank holding companies that are meaningfully more stringent than those established previously and are still in effect today. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including national banks, state banks, and savings and loan associations, as well as to most bank and savings and loan holding companies. First Busey Corporation and Busey Bank are each subject to the Basel III Rule as described below.
Risk-Weighting Assets
Three of the required Basel III capital ratios, as discussed immediately below, are calculated using a denominator of total “risk-weighted” assets. In the calculation of “risk weights,” which was introduced in the first Basel accord, bank assets were divided into four basic risk-weighted categories of zero, 20, 50, and 100%. The Basel III Rule required a more complex, detailed, and calibrated assessment of risk in the calculation of risk weightings. Although it uses the same technique introduced by the Basel I accord in assigning assets to risk-weight categories, it significantly increases the number of categories and adds conditions to the assignment of certain risk weights. Risk weights were established as high as 250% for certain CRE exposures, and higher for certain derivatives.
First Busey Corporation (BUSE) | 2025 — 18

Contents of Item 1. Business
The assignment of risk weights is likely to continue to be under review by federal banking agencies as they seek to implement certain remaining elements of the Basel III accords. Previously, in July 2023, the federal banking agencies proposed wide-ranging and significant changes to the Basel III Rule (a “Basel III Endgame Proposal Rule”) to complete this implementation process; however, the proposal was not adopted, in part due to stakeholder concerns regarding potential economic impacts, data transparency, and the alignment of certain provisions with statutory tailoring requirements. Based on public statements from federal agency officials, it is anticipated that a revised proposal may be issued in the future. Any re-proposal of the Basel III Endgame Rule is expected to primarily affect large, complex banking organizations.
Minimum Capital Ratio Requirements
The Basel III Rule also increased the required quantity and quality of capital. Not only did it increase most of the required minimum capital ratios in effect prior to January 1, 2015, but by requiring that capital instruments be of higher quality to absorb loss, it also introduced the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests, subject to certain regulatory adjustments and deductions. The Basel III Rule also changed the definition of regulatory capital by establishing more stringent criteria for instruments to qualify as Additional Tier 1 Capital (primarily non-cumulative perpetual preferred stock that meets certain requirements) and Tier 2 Capital (primarily other types of preferred stock and subordinated debt, subject to limitations). In addition, the Basel III Rule also limited the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in regulatory capital and required deductions from Common Equity Tier 1 Capital if such assets exceeded prescribed thresholds.
The Basel III Rule requires banking organizations to maintain minimum capital ratios to be deemed “adequately capitalized” as follows:
•A ratio of Common Equity Tier 1 Capital to risk-weighted assets equal to 4.5%;
•A ratio of Tier 1 Capital to risk-weighted assets equal to 6%;
•A ratio of Total Capital (Tier 1 plus Tier 2 Capital) to risk-weighted assets equal to 8%; and
•A leverage ratio of Tier 1 Capital to total quarterly average assets equal to 4%.
Capital Conservation Buffer
In addition, banking organizations that want to make capital distributions (including for dividends and stock repurchases) and pay discretionary bonuses to executive officers without restriction also must maintain 2.5% in Common Equity Tier 1 Capital in the form of a capital conservation buffer. The purpose of the conservation buffer is to ensure that banking organizations maintain a cushion of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the capital conservation buffer increases the minimum ratios described above to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital, and 10.5% for Total Capital.
Well Capitalized Requirements
The ratios described above represent minimum standards for banking organizations to be considered “adequately capitalized.” Banking agencies uniformly encourage banking organizations to maintain capital levels above these minimums and to be classified as “well capitalized.” To that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a well capitalized banking organization may: (1) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (2) receive expedited processing of other required notices or applications; and (3) accept, roll-over or renew brokered deposits. In addition, the banking agencies may require higher capital levels where warranted by the banking organization’s particular operating circumstances or risk profiles. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities, or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum regulatory levels.
First Busey Corporation (BUSE) | 2025 — 19

Contents of Item 1. Business
Under the capital regulations of the Federal Reserve, in order to be well capitalized, a banking organization must maintain all of the following:
•A ratio of Common Equity Tier 1 Capital to risk-weighted assets of 6.5% or more;
•A ratio of Tier 1 Capital to total risk-weighted assets of 8% or more;
•A ratio of Total Capital to total risk-weighted assets of 10% or more; and
•A leverage ratio of Tier 1 Capital to total adjusted quarterly average assets of 5% or greater.
Under the Basel III Rule, a banking organization may be considered “well capitalized” while not complying with the capital conservation buffer described above.
As of December 31, 2025: (1) Busey Bank was not subject to a directive from the Federal Reserve or the DFPR to increase its capital, and (2) Busey Bank was well capitalized, as defined by Federal Reserve regulations. As of December 31, 2025, Busey had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well capitalized. First Busey Corporation and Busey Bank also are in compliance with the capital conservation buffer.
Prompt Corrective Action
The concept of a banking organization being “adequately capitalized” or “well capitalized” is part of a regulatory enforcement regime that provides the federal banking agencies with broad power to take “prompt corrective action” to resolve the problems of depository institutions based on the capital level of each particular institution. The extent of the regulators’ powers depends on whether the banking organization in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which a banking organization is assigned, the banking agencies’ corrective powers include: (1) requiring the institution to submit a capital restoration plan; (2) limiting the institution’s asset growth and restricting its activities; (3) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (4) restricting transactions between the institution and its affiliates; (5) restricting the interest rate that the institution may pay on deposits; (6) ordering a new election of directors of the institution; (7) requiring that senior executive officers or directors be dismissed; (8) prohibiting the institution from accepting deposits from correspondent banks; (9) requiring the institution to divest certain subsidiaries; (10) prohibiting the payment of principal or interest on subordinated debt; and (11) ultimately, appointing a receiver for the institution.
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
Acquisitions and Activities
The primary purpose of a bank holding company is to control, manage, and provide financial strength for one or more subsidiary banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Pursuant to the BHCA and the Dodd-Frank Act, the Federal Reserve may permit a well capitalized and well managed bank holding company to acquire banks located in any U.S. state, subject to federal deposit concentration limits, applicable nondiscriminatory state deposit-cap laws, and state minimum existence requirements for target banks (not exceeding five years).
First Busey Corporation (BUSE) | 2025 — 20

Contents of Item 1. Business
The BHCA generally prohibits bank holding companies from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any nonbanking entity, and from engaging in any business other than that of banking, managing, and controlling banks, or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999, to be “so closely related to banking ... as to be a proper incident thereto.” This authority permits First Busey Corporation to engage in a variety of banking-related businesses, including, among other things, the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, and mortgage banking and brokerage services. The BHCA does not place formal territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies. In addition to approval from the Federal Reserve in certain circumstances, prior approval for the establishment or acquisition of nonbank subsidiaries of a bank holding company may be required from other agencies, such as agencies regulating the nonbank entity.
Financial Holding Company Election
Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking, and any other activity that: (1) the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity; or (2) that the Federal Reserve determines by order to be complementary to any such financial activity, as long as the activity does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally.
First Busey Corporation has elected to operate as a financial holding company. To maintain its status as a financial holding company, First Busey Corporation and Busey Bank must be well capitalized, well managed, and Busey Bank must have a least a satisfactory CRA rating. If the Federal Reserve determines that a financial holding company is no longer well capitalized or well managed, the Federal Reserve will provide a period of time in which to achieve compliance with those requirements once again, but during the period of noncompliance, the Federal Reserve may place any limitations on the financial holding company that it deems appropriate. Furthermore, if the Federal Reserve determines that a financial holding company’s subsidiary bank has not received a satisfactory CRA rating, that financial holding company will not be able to commence any new financial activities or acquire a company that engages in such activities.
Change in Control
Federal law also prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal banking agency. “Control” is conclusively determined to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may be presumed to arise under certain circumstances between 10% and 24.99% ownership.
Capital Requirements
Bank holding companies are required to maintain capital in accordance with Federal Reserve capital adequacy requirements. For a discussion of capital requirements, see “Item 1. Business—Supervision, Regulation and Other Factors—The Role of Capital” above.
Dividend Payments
First Busey Corporation's ability to pay dividends to its stockholders may be affected by both general corporate law considerations and the policies and capital requirements of the Federal Reserve applicable to bank holding companies. As a Nevada corporation, First Busey Corporation is subject to the limitations of Nevada law, which prohibits First Busey Corporation from paying a dividend if, after such dividend: (1) First Busey Corporation would not be able to pay its debts as they become due in the usual course of business; or (2) First Busey Corporation’s total assets would be less than the sum of its total liabilities plus any amount that would be needed, if First Busey Corporation were to be dissolved at the time of the dividend payment, to satisfy the preferential rights upon dissolution of stockholders whose rights are superior to the rights of the stockholders receiving the dividend.
First Busey Corporation (BUSE) | 2025 — 21

Contents of Item 1. Business
As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer, or significantly reduce dividends to stockholders if: (1) the company’s net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (2) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (3) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. Finally, the Basel III Rule imposes consolidated capital requirements on banking organizations. As a result, banking organizations must maintain a capital conservation buffer of 2.5% of risk-weighted assets in Common Equity Tier 1 Capital above the minimum risk-based capital requirements to avoid regulatory limits on dividends and other capital distributions. See “Item 1. Business—Supervision, Regulation and Other Factors—The Role of Capital” above.
Monetary Policy
The monetary policy of the Federal Reserve has a significant effect on the operating results of bank holding companies and their subsidiaries. Among the tools available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities and changes in the discount rate on bank borrowings. These tools are used in varying combinations to influence overall growth and distribution of bank loans, investments, and deposits, and their use may affect interest rates charged on loans or paid on deposits, which may impact the business and operations of First Busey Corporation and Busey Bank.
Federal Securities Regulation
Busey’s common stock is registered with the SEC under the Securities Act and the Exchange Act. Consequently, Busey is subject to the information, proxy solicitation, insider trading, and other restrictions and requirements of the SEC under the Exchange Act.
Corporate Governance/Incentive Compensation
The Dodd-Frank Act addressed many investor protection, corporate governance, and executive compensation matters that affect most U.S. publicly traded companies. It increased stockholder influence over boards of directors by requiring companies to give stockholders a nonbinding vote on executive compensation and so-called “golden parachute” payments, and it authorized the SEC to promulgate rules that would allow stockholders to nominate and solicit voters for their own candidates using a company’s proxy materials.
The Dodd-Frank Act also directed the Federal Reserve, together with the other federal banking and financial services agencies, to promulgate rules prohibiting excessive incentive-based compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded. Although several agencies have made repeated efforts to implement rules under this provision of the Dodd-Frank Act—including a proposal issued most recently in May 2024, which was subsequently withdrawn—no final rule has been adopted at this time. Nevertheless, the federal banking agencies have issued interagency guidance on sound incentive compensation practices for banking organizations, reflecting the agencies’ recognition that incentive compensation practices in the financial industry were among the factors contributing to the global financial crisis. The interagency guidance recognizes three core principles for effective incentive compensation plans: (1) appropriately balancing risk and reward; (2) compatibility with effective controls and risk management; and (3) support by strong corporate governance, including active and effective oversight by the organization’s board of directors. Although much of the guidance is directed at larger, complex banking organizations that are expected to maintain systematic and formalized policies and procedures, smaller banking organizations, like Busey, are expected to implement less extensive and less formalized systems pursuant to this guidance.
First Busey Corporation (BUSE) | 2025 — 22

Contents of Item 1. Business
Supervision and Regulation of Busey Bank
General
Busey Bank is an Illinois-chartered bank. Its deposit accounts are insured by the FDIC’s Deposit Insurance Fund to the maximum extent provided under federal law and FDIC regulations, currently $250,000 per insured depositor, per ownership category. Ongoing policy discussions at the federal level have focused on potential changes to deposit insurance coverage, including possible adjustments to coverage limits, although no changes have been enacted.
As an Illinois-chartered FDIC-insured bank, Busey Bank is subject to the examination, supervision, reporting, and enforcement requirements of the DFPR, its chartering authority. In October 2024, Busey Bank became a member of the Federal Reserve System, and as a result, Busey Bank became subject to the examination, reporting, regulatory, and enforcement requirements of the Federal Reserve. In addition, the FDIC, as administrator of its Deposit Insurance Fund, has regulatory authority over Busey Bank.
Deposit Insurance Assessments
As an FDIC-insured institution, Busey Bank is required to pay deposit insurance premiums to the FDIC. The FDIC uses a risk-based assessment system under which FDIC-insured institutions pay insurance premiums based on their size and risk classification. A bank’s assessment is calculated by multiplying its assessment rate by its assessment base (average consolidated total assets minus its average tangible equity). For institutions like Busey Bank that are considered large banking organizations for this purpose, the assessment rate is based on examination ratings and certain financial measures used to estimate a bank’s ability to withstand stress, and measures of loss to the FDIC in the event of a bank’s failure. The total base assessment rates, effective as of January 1, 2023, currently range from 2.5 bps (for the lowest risk institutions) to 42 bps (for higher risk institutions) on an annualized basis.
At least semi-annually, the FDIC updates its loss and income projections for the Deposit Insurance Fund and, if needed, increases or decreases the assessment rates, following a notice and comment period on proposed rulemaking. For this purpose, the reserve ratio is the Deposit Insurance Fund balance divided by estimated insured deposits. In response to the global financial crisis, the Dodd-Frank Act increased the minimum reserve ratio from 1.15% to 1.35% of the estimated amount of total insured deposits. In its May 2025 report, the FDIC stated that the reserve ratio likely will reach the statutory minimum by the September 30, 2028, deadline and that no adjustments to the base assessment rates are currently projected.
In addition, because the cost of the failures of Silicon Valley Bank and Signature Bank attributable to the systemic risk exception to the Deposit Insurance Fund was approximately $16.7 billion, the FDIC adopted a special assessment for banking organizations with assets of $5 billion or more. The FDIC has been collecting the special assessment over eight quarters, at a quarterly rate of 3.36 bps for the initial seven quarters of the collection period (ending on December 30, 2025) and at a quarterly rate of 2.97 bps for the eighth and final collection period. The quarterly special assessment rate is applied to the special assessment base equal to an FDIC-insured institution’s estimated uninsured deposits for the December 31, 2022, reporting period, adjusted to exclude the first $5 billion in estimated uninsured deposits. Busey Bank, as part of a banking organization with assets of $5 billion or more, is technically subject to the FDIC special assessment; however, it did not have to pay this assessment due to its uninsured deposits being below the $5 billion exclusion threshold.
Supervisory Assessments
All Illinois-chartered banks are required to pay supervisory assessments to the DFPR to fund the operations of that agency. The amount of the assessment is calculated on the basis of each bank’s total assets. During the year ended December 31, 2025, Busey Bank paid supervisory assessments to the DFPR totaling approximately $1.0 million.
Capital Requirements
Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “Item 1. Business—Supervision, Regulation and Other Factors—The Role of Capital” above.
First Busey Corporation (BUSE) | 2025 — 23

Contents of Item 1. Business
Liquidity Requirements
Liquidity is a measure of the ability and ease with which bank assets may be converted to meet financial obligations to pay deposits or other funding sources. Banks are required to implement liquidity risk management frameworks that ensure they maintain sufficient liquidity, including a cushion of unencumbered, high quality, liquid assets to withstand a range of stress events. The level and speed of deposit outflows contributing to the failures of Silicon Valley Bank, Signature Bank, and First Republic Bank in 2023 was unprecedented and contributed to acute liquidity and funding strain on the financial industry, underscoring the importance of liquidity risk management and contingency funding planning by FDIC-insured institutions, like Busey Bank, as highlighted in a 2023 addendum to interagency guidance on funding and liquidity risk management.
Primary roles of liquidity risk management are to: (1) prospectively assess the need for funds to meet obligations; and (2) ensure the availability of cash or collateral to fulfill those needs at the appropriate time by coordinating the various sources of funds available to the institution under normal and stressed conditions. The Basel III Rule includes a liquidity framework that requires the largest insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the liquidity coverage ratio, is designed to ensure that the banking entity has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the net stable funding ratio, is designed to promote more medium- and long-term funding of the assets and activities of FDIC-insured institutions over a one-year horizon. These tests provide an incentive for banks and holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and to rely on stable funding like core deposits (in lieu of brokered deposits).
Although these tests do not apply to Busey Bank, management continues to review its liquidity risk management framework in light of regulatory and industry developments.
Dividend Payments
The primary source of funds for First Busey Corporation is dividends from Busey Bank. Under Illinois banking law, Illinois-chartered banks generally may pay dividends only out of net profits. The DFPR may restrict the declaration or payment of a dividend by an Illinois-chartered bank. The Federal Reserve Act also imposes limitations on the amount of dividends paid by state member banks, such as Busey Bank. Without Federal Reserve approval, a state member bank may not pay dividends in any calendar year that, in the aggregate, exceed that bank’s calendar year-to-date net income plus the bank’s retained income for the two preceding calendar years.
The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. Notwithstanding the availability of funds for dividends, the Federal Reserve, the FDIC, and the DFPR may prohibit the payment of dividends by Busey Bank, if any of these banking agencies determines that such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, FDIC-insured institutions that want to pay unrestricted dividends must maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer.
State Bank Investments, Activities, and Acquisitions
Busey Bank is permitted to make investments and engage in activities directly or through subsidiaries as authorized by Illinois law. However, under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC-insured state banks and their subsidiaries from engaging as principal in any activity that is not permitted for a national bank unless the bank meets, and continues to meet, its minimum regulatory capital requirements, and the FDIC determines that the activity would not pose a significant risk to the Deposit Insurance Fund. These restrictions have not had, and are not currently expected to have, a material impact on the operations of Busey Bank.
First Busey Corporation (BUSE) | 2025 — 24

Contents of Item 1. Business
Busey Bank may be required to obtain approval from the DFPR and the Federal Reserve (or in some cases, the FDIC) before engaging in certain acquisitions or mergers under applicable state and federal law. With respect to interstate mergers and acquisitions, for instance, federal law permits state banks to merge with banks in other states subject to: (1) regulatory approval; (2) federal and state deposit concentration limits; and (3) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger. Although prior administrations indicated an intention to increase scrutiny of bank-related mergers and acquisitions, in 2025, the FDIC (as well as the OCC) rescinded certain prior administrative actions on this topic, with the stated goal of streamlining and expediting the regulatory review of certain merger and acquisition applications. Although the Federal Reserve, Busey Bank’s primary federal regulator, has not issued updated policy statements or rules regarding its review process under the Bank Merger Act in recent years, leading Federal Reserve officials have expressed a desire for increased consistency, transparency, and efficiency, where appropriate, in the review of merger and acquisition applications.
Branching Authority
Illinois banks, such as Busey Bank, have the authority under Illinois law to establish branches anywhere in the State of Illinois, subject to receipt of all required regulatory approvals. The Dodd-Frank Act permits well capitalized and well managed banks to establish new interstate branches or acquire individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) without impediments.
Affiliate and Insider Transactions
Busey Bank is subject to certain restrictions imposed by federal law on “covered transactions” between Busey Bank and its “affiliates.” First Busey Corporation is an affiliate of Busey Bank for purposes of these restrictions. Covered transactions subject to these restrictions include extensions of credit to First Busey Corporation, investments in the stock or other securities of First Busey Corporation, and the acceptance of the stock or other securities of First Busey Corporation as collateral for loans made by Busey Bank. The Dodd-Frank Act enhanced these requirements by expanding the definition of “covered transactions” and extending the period for which collateral requirements for such transactions must be maintained.
Certain limitations and reporting requirements also apply to extensions of credit by Busey Bank to its directors and officers, to directors and officers of First Busey Corporation and its subsidiaries, to principal stockholders of First Busey Corporation, and to “related interests” of such directors, officers, and principal stockholders. In addition, federal law and regulations may govern the terms upon which any person who is a director or officer of First Busey Corporation or Busey Bank, or a principal stockholder of First Busey Corporation, may obtain credit from banks with which Busey Bank maintains a correspondent relationship.
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
These safety and soundness standards generally prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. Although regulatory standards do not have the force of law, if an FDIC-insured institution operates in an unsafe and unsound manner, its primary federal regulator may require the submission of a plan to achieve and maintain compliance. Failure to submit an acceptable compliance plan, or to implement an approved plan in any material respect may result in a formal agency order directing the institution to cure the deficiency. Until such deficiency is resolved, the agency may restrict the institution’s rate of growth, require additional capital, limit deposit rates, or take other corrective action as deemed appropriate. Noncompliance with safety and soundness principles also may constitute grounds for other enforcement action by the federal banking agencies, including cease and desist orders and civil money penalty assessments.
First Busey Corporation (BUSE) | 2025 — 25

Contents of Item 1. Business
The federal banking agencies have emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of FDIC-insured institutions. In 2025, however, the agencies signaled a shift toward focusing on the identification and management of material financial risks, rather than primarily on adherence to prescriptive operational processes. Although effective risk management, internal controls, and board and management oversight remain important, supervisory attention may increasingly center on whether specific practices pose material harm to the institution’s financial condition or create a risk of loss to the Deposit Insurance Fund. Despite this potential shift in focus, the banking agencies continue to evaluate a broad spectrum of risks, including, but not limited to, credit, market, liquidity, operational, and legal risk—emphasizing their potential impact on safety and soundness. Notably, the federal banking agencies have indicated that they intend to remove reputation risk from consideration, citing concerns about its use in restricting banking services to certain industries or groups. The key risk themes identified by Busey for 2025 are discussed under “Item 1A. Risk Factors” below.
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
Privacy and Cybersecurity
Busey Bank is subject to numerous U.S. federal and state laws and regulations aimed at protecting non-public, personal and other confidential information of its customers. These laws require Busey Bank to periodically disclose its privacy policies and practices regarding the sharing of non-public customer information and, in certain circumstances, permit consumers to opt out of the sharing of information with unaffiliated third parties. They also limit Busey Bank’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. In addition, Busey Bank is required to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information. These security and privacy policies and procedures, for the protection of personal and confidential information, are in effect across all businesses and geographic locations.
Busey Bank and First Busey Corporation also are subject to a number of federal and state laws and regulations requiring notifications and disclosures regarding certain cybersecurity incidents. In addition, Busey Bank must consider and address cybersecurity considerations and risks as part of its risk management processes, including implementing and maintaining appropriate safeguards, monitoring and testing systems, and overseeing the cybersecurity practices of its service providers. Regulatory guidance emphasizes that cybersecurity should be integrated into overall enterprise risk management and business continuity planning.
Federal Home Loan Bank System
Busey Bank is a member of the FHLB, which serves as a central credit facility for its members. The FHLB is funded primarily from proceeds from the sale of obligations of the FHLB system. It makes loans to member banks in the form of FHLB advances. All advances from the FHLB are required to be fully collateralized as determined by the FHLB.
Community Reinvestment Act Requirements
The CRA imposes on Busey Bank a continuing and affirmative obligation, consistent with safe and sound operations, to help meet the credit needs of the entire community, including low- and moderate-income neighborhoods. Federal banking agencies regularly assess Busey Bank’s record of meeting these credit needs through periodic CRA examinations. Busey Bank’s CRA ratings derived from these examinations can have significant impacts on the activities in which Busey Bank and First Busey Corporation may engage. For example, a low CRA rating may impact the review of applications for acquisitions by Busey Bank, or Busey’s financial holding company status.
In 2023, the federal banking agencies issued a final rule intended to strengthen and modernize the CRA regulations (the "CRA Rule"). The CRA Rule was subsequently challenged in court, which affected its implementation. In 2025, the federal banking agencies issued a proposed rule to rescind the CRA Rule and reinstate the prior CRA regulatory framework adopted in 1995.
First Busey Corporation (BUSE) | 2025 — 26

Contents of Item 1. Business
In 2022, Busey Bank, as an Illinois chartered bank, became subject to state-level CRA standards, following passage of the Illinois Community Reinvestment Act. As a result, in addition to federal CRA examinations, the DFPR also assesses Busey Bank’s record of meeting the credit needs of its communities. Similar to the potential impact under the federal CRA regime, Busey Bank’s Illinois Community Reinvestment Act performance may affect applications for additional acquisitions or activities.
Anti-Money Laundering/Countering the Financing of Terrorism/Sanctions
The Bank Secrecy Act is a U.S. federal statutory framework, as amended and supplemented by additional laws and implemented through regulations, which is designed to combat money laundering, the financing of terrorism, and other illicit financial activity. The Bank Secrecy Act and related anti-money laundering/countering the financing of terrorism (“AML/CFT”) laws and regulations are intended to prevent terrorists and criminals from accessing the U.S. financial system and have significant implications for FDIC-insured institutions and other businesses involved in the transmissions of funds. Together, this regulatory framework provides a foundation to promote financial transparency and deter and detect efforts to misuse the U.S. financial system to launder criminal proceeds, finance terrorist acts, or facilitate other illicit conduct. The Bank Secrecy Act and related regulations require financial institutions to establish and maintain policies and procedures for addressing: (1) customer identification and customer due diligence; (2) the prevention and detection of money laundering and terrorist financing; (3) the identification and reporting of suspicious activities and certain currency transactions; (4) compliance with laws relating to currency crimes; and (5) cooperation with law enforcement authorities. Busey Bank also must comply with stringent economic and trade sanctions regimes administered and enforced by the Office of Foreign Assets Control.
Although core AML/CFT statutory requirements and regulatory expectations remain unchanged, federal banking agencies and the Financial Crimes Enforcement Network appear to be pursuing efforts to modernize and streamline AML/CFT compliance through a more risk-based approach. These efforts include revised examination expectations, increased focus on program effectiveness, and initiatives intended to reduce unnecessary compliance burden where institutions can demonstrate strong risk governance and effective controls.
Concentrations in Commercial Real Estate
Concentration risk exists when FDIC-insured institutions allocate a disproportionate amount of assets to a single industry or economic segment. Concentration in CRE lending is one area of regulatory focus that has, in recent years, been subject to additional scrutiny by federal banking agencies as well as the SEC for publicly-traded banking organizations. The interagency CRE Guidance provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant CRE loan concentrations that may warrant greater supervisory scrutiny. These indicators include: (1) total CRE loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (2) construction and land development loans exceeding 100% of capital. The CRE Guidance does not establish binding limits on CRE lending activities, but rather is intended to inform supervisory assessments of whether an institution’s risk profile, earnings capacity, and capital levels are commensurate with its CRE exposure.
In recent years, the federal banking agencies have issued statements to reinforce prudent risk-management practices related to CRE lending, in response to observed growth in many CRE markets, increased competitive pressures, rising CRE concentrations, and an easing of CRE underwriting standards. In other statements, the federal banking agencies have reminded FDIC-insured institutions to maintain underwriting discipline and to identify, measure, monitor, and manage the risks arising from CRE lending, including by holding capital commensurate with those risks. As of December 31, 2025, Busey Bank did not exceed these guidelines.
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
First Busey Corporation (BUSE) | 2025 — 27

Contents of Item 1. Business
In response to mortgage-related abuses that contributed to the global financial crisis, the Dodd-Frank Act and CFPB rulemaking significantly expanded underwriting, disclosure, and anti-predatory lending requirements for residential mortgage loans, including by imposing ability-to-repay standards and establishing a presumption of compliance for certain “qualified mortgages.” The CFPB has continued to refine these requirements through additional rulemaking addressing qualified mortgages ability-to-repay standards.
Over the last several years, the CFPB has taken an aggressive approach to the regulation and supervision, where applicable, of providers of consumer financial products and services. However, more recently, changes in leadership and policy direction at the CFPB have led to: (1) shifts in regulatory priorities, including the rescission or reconsideration of certain CFPB guidance and rules; (2) a reduction in CFPB enforcement activity; and (3) constraints on the CFPB’s budget and resources, although the CFPB continues to retain statutory authority to administer, supervise, and enforce federal consumer financial protection laws. In addition, state banking and other financial services regulatory agencies retain authority to administer and enforce state consumer financial protection laws, which may apply to Busey Bank, and could increase supervisory or enforcement activity in response to changes in federal regulatory priorities.
Consumer protection rules have an impact on Busey Bank’s operations, including by increasing compliance costs and potentially negatively affecting earnings. Busey Bank also must comply with certain state consumer protection laws and requirements in the states in which it operates.
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
NON-GAAP FINANCIAL INFORMATION
This Annual Report contains certain financial information determined by methods other than in accordance with GAAP. Management uses these non-GAAP financial measures and non-GAAP ratios, together with the related GAAP financial measures, in analysis of Busey’s performance and in making business decisions, as well as for comparison to Busey’s peers. Busey believes the adjusted measures are useful for investors and management to understand the effects of certain non-core and non-recurring items and provide additional perspective on Busey’s performance over time.
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
First Busey Corporation (BUSE) | 2025 — 28

Contents of Item 1. Business
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Unaudited)

Pre-Provision Net Revenue and Related Measures

		Years Ended December 31,
(dollars in thousands)		2025	2024	2023
Net interest income (GAAP)		$569,609	$322,611	$320,621
Total noninterest income (GAAP)		149,975	139,682	121,214
Net security (gains) losses (GAAP)		10,726	6,102	2,199
Total noninterest expense (GAAP)[1]		(480,201)	(301,494)	(285,071)
Pre-provision net revenue (Non-GAAP)	[a]	250,109	166,901	158,963
Acquisition and restructuring (income) expenses, excluding initial provision expenses		54,693	8,140	4,328
Amortization of New Markets Tax Credits		—	—	8,999
Realized net (gains) losses on the sale of mortgage service rights		—	(7,724)	—
Adjusted pre-provision net revenue (Non-GAAP)	[b]	$304,802	$167,317	$172,290

Average total assets	[c]	$17,729,887	$12,051,871	$12,246,218

Pre-provision net revenue to average total assets (Non-GAAP)	[a÷c]	1.41%	1.38%	1.30%
Adjusted pre-provision net revenue to average total assets (Non-GAAP)	[b÷c]	1.72%	1.39%	1.41%
___________________________________________
1.Beginning in 2025, Busey revised its presentation, for all periods presented, to reclassify the provision for unfunded commitments so that it is now included within the provision for credit losses; therefore, it is no longer included within total noninterest expense.
First Busey Corporation (BUSE) | 2025 — 29

Contents of Item 1. Business
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Unaudited)

Adjusted Net Income, Average Tangible Common Equity, and Related Ratios

		Years Ended December 31,
(dollars in thousands, except per share amounts)		2025	2024	2023
Net income (GAAP)	[a]	$135,262	$113,691	$122,565
Day 2 provision for credit losses[1]		45,572	—	—
Adjustment of initial provision for unfunded commitments due to adoption of new model[2]		4,030	—	—
Other acquisition (income) expenses		54,736	6,901	357
Restructuring expenses		(43)	1,239	3,971
Realized net (gains) losses on the sale of mortgage servicing rights		—	(7,724)	—
Net securities (gains) losses		10,726	6,102	2,199
Related tax (benefit) expense[3]		(30,228)	(1,622)	(1,329)
Non-recurring deferred tax adjustment[4]		4,919	1,446	—
Adjusted net income (Non-GAAP)[5]	[b]	224,974	120,033	127,763
Preferred dividends	[c]	9,876	—	—
Adjusted net income available to common stockholders (Non-GAAP)	[d]	$215,098	$120,033	$127,763

Weighted average number of common shares outstanding, diluted (GAAP)	[e]	85,133,626	57,543,001	56,256,148
Diluted earnings per common share (GAAP)	[(a-c)÷e]	$1.47	$1.98	$2.18
Adjusted diluted earnings per common share (Non-GAAP)	[d÷e]	$2.53	$2.09	$2.27

Average total assets	[f]	$17,729,887	$12,051,871	$12,246,218
Return on average assets (Non-GAAP)	[a÷f]	0.76%	0.94%	1.00%
Adjusted return on average assets (Non-GAAP)[5]	[b÷f]	1.27%	1.00%	1.04%

Average common equity		$2,145,484	$1,342,424	$1,197,511
Average goodwill and other intangible assets, net		(469,187)	(366,601)	(359,347)
Average tangible common equity (Non-GAAP)	[g]	$1,676,297	$975,823	$838,164

Return on average tangible common equity (Non-GAAP)	[(a-c)÷g]	7.48%	11.65%	14.62%
Adjusted return on average tangible common equity (Non-GAAP)	[d÷g]	12.83%	12.30%	15.24%
___________________________________________
1.The Day 2 provision represents the initial provision for credit losses recorded in connection with the CrossFirst acquisition to establish an allowance on non-PCD loans and unfunded commitments and is reflected within the provision for credit losses line on the Consolidated Statements of Income.
2.In the second quarter of 2025, Busey recorded an adjustment to the initial provision for unfunded commitments for CrossFirst acquisition-date balances based on revised estimates resulting from implementation of a new Current Expected Credit Losses model.
3.Tax benefits were calculated by using tax rates of 26.3%, 24.9%, and 20.4% for the years ended December 31, 2025, 2024, and 2023, respectively.
4.A deferred valuation tax adjustment in 2025 was recorded in connection with the CrossFirst acquisition. Additionally, 2025 includes a write-off of deferred tax assets related to non-deductible compensation and acquisition-related expenses. A deferred tax valuation adjustment in 2024 resulted from a change to Busey’s Illinois apportionment rate due to recently enacted regulations. Deferred tax adjustments are reflected within the income taxes line on the Consolidated Statements of Income.
5.Beginning in 2025, Busey revised its calculation of adjusted net income for all periods presented to include, as applicable, adjustments for net securities gains and losses, realized net gains and losses on the sale of mortgage servicing rights, and one-time deferred tax valuation adjustments.
First Busey Corporation (BUSE) | 2025 — 30

Contents of Item 1. Business
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Unaudited)

Tax-Equivalent Net Interest Income, Adjusted Net Interest Income, Net Interest Margin, and Adjusted Net Interest Margin

		Years Ended December 31,
(dollars in thousands)		2025	2024	2023
Net interest income (GAAP)		$569,609	$322,611	$320,621
Tax-equivalent adjustment[1]		2,976	1,693	2,173
Tax-equivalent net interest income (Non-GAAP)	[a]	572,585	324,304	322,794
Purchase accounting accretion related to business combinations		(20,901)	(3,166)	(1,477)
Adjusted net interest income (Non-GAAP)	[b]	$551,684	$321,138	$321,317

Average interest-earning assets (Non-GAAP)	[c]	$16,331,740	$10,999,424	$11,181,010

Net interest margin (Non-GAAP)	[a÷c]	3.51%	2.95%	2.89%
Adjusted net interest margin (Non-GAAP)	[b÷c]	3.38%	2.92%	2.87%
___________________________________________
1.Tax-equivalent adjustments were calculated using an estimated federal income tax rate of 21%, applied to non-taxable interest income on investments and loans.
First Busey Corporation (BUSE) | 2025 — 31

Contents of Item 1. Business
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Unaudited)

Adjusted Noninterest Income, Revenue Measures, Adjusted Noninterest Expense, and Efficiency Ratios

		Years Ended December 31,
(dollars in thousands)		2025	2024	2023
Net interest income (GAAP)	[a]	$569,609	$322,611	$320,621
Tax-equivalent adjustment[1]		2,976	1,693	2,173
Tax-equivalent net interest income (Non-GAAP)	[b]	572,585	324,304	322,794

Total noninterest income (GAAP)		149,975	139,682	121,214
Net security (gains) losses		10,726	6,102	2,199
Noninterest income excluding net securities gains and losses (Non-GAAP)	[c]	160,701	145,784	123,413
Acquisition and restructuring (gain) loss		44	—	—
Realized net (gains) losses on the sale of mortgage service rights		—	(7,724)	—
Adjusted noninterest income (Non-GAAP)	[d]	$160,745	$138,060	$123,413

Tax-equivalent revenue (Non-GAAP)	[e = b+c]	$733,286	$470,088	$446,207
Adjusted tax-equivalent revenue (Non-GAAP)	[f = b+d]	733,330	462,364	446,207
Operating revenue (Non-GAAP)	[g = a+d]	730,354	460,671	444,034

Adjusted noninterest income to operating revenue (Non-GAAP)	[d÷g]	22.01%	29.97%	27.79%

Total noninterest expense (GAAP)[2]		$480,201	$301,494	$285,071
Amortization of intangible assets		(16,614)	(10,057)	(10,432)
Noninterest expense excluding amortization of intangible assets (Non-GAAP)[2]	[h]	463,587	291,437	274,639
Acquisition and restructuring (income) expenses, excluding initial provision expenses		(54,649)	(8,140)	(4,328)
Amortization of New Markets Tax Credits		—	—	(8,999)
Adjusted noninterest expense (Non-GAAP)[2]	[i]	$408,938	$283,297	$261,312

Efficiency ratio (Non-GAAP)[2]	[h÷e]	63.22%	62.00%	61.55%
Adjusted efficiency ratio (Non-GAAP)[2]	[i÷f]	55.76%	61.27%	58.56%
___________________________________________
1.Tax-equivalent adjustments were calculated using an estimated federal income tax rate of 21%, applied to non-taxable interest income on investments and loans.
2.Beginning in 2025, Busey revised its presentation, for all periods presented, to reclassify the provision for unfunded commitments so that it is now included within the provision for credit losses; therefore, it is no longer included within total noninterest expense. This change affects all measures and ratios derived from total noninterest expense.

First Busey Corporation (BUSE) | 2025 — 32

Contents of Item 1. Business
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Unaudited)

Tangible Assets, Tangible Common Equity, and Related Measures and Ratio

		As of December 31,
(dollars in thousands, except per share amounts)		2025	2024
Total assets (GAAP)		$18,104,736	$12,046,722
Goodwill and other intangible assets, net		(480,729)	(365,975)
Tangible assets (Non-GAAP)[1]	[a]	$17,624,007	$11,680,747

Total stockholders' equity (GAAP)		$2,468,982	$1,383,269
Preferred stock and additional paid in capital on preferred stock		(215,197)	—
Common equity	[b]	2,253,785	1,383,269
Goodwill and other intangible assets, net		(480,729)	(365,975)
Tangible common equity (Non-GAAP)[1]	[c]	$1,773,056	$1,017,294

Tangible common equity to tangible assets (Non-GAAP)[1]	[c÷a]	10.06%	8.71%

Ending number of common shares outstanding (GAAP)	[d]	87,624,430	56,895,981
Book value per common share (Non-GAAP)	[b÷d]	$25.72	$24.31
Tangible book value per common share (Non-GAAP)	[c÷d]	$20.23	$17.88
___________________________________________
1.Beginning in 2025, Busey revised its calculation of tangible assets and tangible common equity for all periods presented to exclude any tax adjustment.

Core Deposits and Related Ratio

		As of December 31,
(dollars in thousands)		2025	2024
Total deposits (GAAP)	[a]	$14,905,958	$9,982,490
Brokered deposits, excluding brokered time deposits of $250,000 or more		(70,140)	(13,090)
Time deposits of $250,000 or more		(876,207)	(334,503)
Core deposits (Non-GAAP)	[b]	$13,959,611	$9,634,897

Core deposits to total deposits (Non-GAAP)	[b÷a]	93.65%	96.52%

First Busey Corporation (BUSE) | 2025 — 33

Item 1. Business Contents
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
1.the strength of the local, state, national, and international economies and financial markets (including effects of inflationary pressures, the threat or implementation of tariffs, trade wars, and changes to immigration policy);
2.changes in, and the interpretation and prioritization of, local, state, and federal laws, regulations, and governmental policies (including those concerning Busey's general business);
3.the economic impact of any future terrorist threats or attacks, widespread disease or pandemics, military conflicts, acts of war or threats thereof, or other adverse external events that could cause economic deterioration or instability in credit markets (including Russia’s invasion of Ukraine, the conflicts in the Middle East, and recent military activity in Venezuela);
4.unexpected results of acquisitions, including the acquisition of CrossFirst, which may include the failure to realize the anticipated benefits of the acquisitions and the possibility that the transaction and integration costs may be greater than anticipated;
5.the imposition of tariffs or other governmental policies impacting the value of products produced by Busey's commercial borrowers;
6.new or revised accounting policies and practices as may be adopted by state and federal regulatory banking agencies, the FASB, the SEC, or the PCAOB;
7.changes in interest rates and prepayment rates of Busey’s assets (including the impact of sustained elevated interest rates);
8.increased competition in the financial services sector (including from non-bank competitors such as credit unions, private credit, and fintech companies) and the inability to attract new customers;
9.technological changes implemented by us and other parties, including our third-party vendors, which may have unforeseen consequences to us and our customers, including the development and implementation of tools incorporating artificial intelligence;
10.the loss of key executives or associates, talent shortages, and employee turnover;
11.unexpected outcomes and costs of existing or new litigation, investigations, or other legal proceedings, inquiries, and regulatory actions involving Busey (including with respect to Busey’s Illinois franchise taxes);
12.fluctuations in the value of securities held in Busey’s securities portfolio, including as a result of changes in interest rates;
First Busey Corporation (BUSE) | 2025 — 34

Item 1. Business Contents
13.credit risk and risk from concentrations (by type of borrower, geographic area, collateral, and industry), within Busey's loan portfolio and large loans to certain borrowers (including CRE loans);
14.the concentration of large deposits from certain clients who have balances above current FDIC insurance limits and may withdraw deposits to diversify their exposure;
15.the level of non-performing assets on Busey’s balance sheets;
16.interruptions involving information technology and communications systems or third-party servicers;
17.breaches or failures of information security controls or cybersecurity-related incidents;
18.the economic impact on Busey and its customers of climate change, natural disasters, and exceptional weather occurrences such as tornadoes, hurricanes, floods, blizzards, and droughts;
19.the ability to successfully manage liquidity risk, which may increase dependence on non-core funding sources such as brokered deposits, and may negatively impact Busey's cost of funds;
20.the ability to maintain an adequate level of allowance for credit losses on loans;
21.the effectiveness of Busey’s risk management framework;
22.the ability of Busey to manage the risks associated with the foregoing; and
23.other factors and risks described under “Item 1A. Risk Factors” herein.
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
First Busey Corporation (BUSE) | 2025 — 35

ITEM 1A. RISK FACTORS
This section highlights the risks management believes could adversely affect Busey’s financial performance. Additional risks that could affect Busey adversely and cannot be predicted may arise at any time. Further, risks that are immaterial at this time may have an adverse impact on Busey’s future financial condition.
Contents of Item 1A. Risk Factors

ECONOMIC AND MARKET RISKS	36
REGULATORY AND LEGAL RISKS	37
CREDIT AND LENDING RISKS	38
CAPITAL AND LIQUIDITY RISKS	40
COMPETITIVE AND STRATEGIC RISKS	41
ACCOUNTING AND TAX RISKS	45
OPERATIONAL RISKS	46
ECONOMIC AND MARKET RISKS
Economic and financial market conditions, including conditions in the states in which it operates, may adversely affect Busey’s business.
Busey’s general financial performance is highly dependent upon the business environment in the markets where it operates and, in particular, the ability of borrowers to pay interest on, and repay principal of, outstanding loans, and the value of collateral securing those loans, as well as demand for loans and other products and services it offers. A favorable business environment is characterized by, among other factors, economic growth, efficient capital markets, low and stable inflation, full employment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity, or investor or business confidence; limitations on the availability, or increases in the cost, of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters; or a combination of these or other factors. Current conditions reflect elevated interest rates and persistent inflation above the Federal Reserve’s 2% target, which continue to pressure borrowing costs and consumer confidence. Fiscal imbalances, including a large federal deficit and rising debt-service obligations, add longer-term uncertainty. Geopolitical conflicts across the globe, including conflicts in the Middle East, the Russian invasion of Ukraine, and the recent military activity in Venezuela, sustain volatility in energy and trade markets, while domestic labor markets remain tight in key sectors despite slowing job growth. Supply chain disruptions, though improved, persist due to structural and geopolitical factors. Policy uncertainty—including tariffs, immigration enforcement, and regulatory changes—further complicates planning. These factors may adversely affect Busey’s business, financial condition, results of operations, and growth prospects.
Shifts in consumer and business behavior during economic uncertainty may impact Busey’s business.
Uncertainty regarding economic conditions may result in changes in consumer and business spending, borrowing, and savings habits. Downturns in the markets where Busey’s banking operations occur could result in a decrease in demand for Busey’s products and services, an increase in loan delinquencies and defaults, high or increased levels of problem assets and foreclosures, and reduced wealth management fees resulting from lower asset values. Such conditions could adversely affect Busey’s asset quality, financial condition, and results of operations.
Regional economic vulnerabilities may heighten risks.
Busey conducts banking operations across ten states, including Illinois, Missouri, Texas, Colorado, Florida, Kansas, Oklahoma, Arizona, Indiana, and New Mexico, with a focus in the major metropolitan areas in these states, which can be more susceptible to economic cycles, real estate market volatility, and localized downturns. Urban markets often experience sharper volatility in employment, housing demand, and commercial development, which can affect credit quality and loan demand. These regional and metropolitan exposures could adversely impact Busey’s financial condition and results of operations.
First Busey Corporation (BUSE) | 2025 — 36

Contents of Item 1A. Risk Factors
Changes in interest rates and yield‑curve dynamics may compress net interest margin, affect asset valuations, and create liquidity pressures.
Busey’s financial performance depends heavily on the level, direction, and volatility of interest rates. Movements in short‑term or long‑term rates—and changes in the shape of the yield curve—may materially affect net interest income and the value of interest‑earning assets and funding sources. Rising rates can increase funding costs faster than earning‑asset yields reprice, compressing net interest margin, reducing fair values of fixed‑rate assets, and slowing loan demand. Conversely, declining rates may reduce yields on loans and securities more quickly than deposit costs decline, accelerate prepayments on fixed‑rate loans and securities, and require reinvestment at lower rates. In addition, inverted or flattened yield curves may limit opportunities to profitably deploy funds and can discourage borrowers from seeking longer‑term credit. Busey’s interest‑rate risk management strategies may not fully mitigate these impacts. Sustained interest‑rate volatility, rapid shifts in the yield curve, or an inability to effectively manage interest‑rate sensitivity could materially and adversely affect Busey’s net interest income, liquidity position, financial condition, and results of operations.
REGULATORY AND LEGAL RISKS
Changes in government policies and regulatory frameworks could adversely affect operations and profitability.
The banking regulatory environment is a complex mix of increased deferment to local regulatory authorities relative to international rulemaking, adapting to digital innovation (e.g., AI, digital assets, etc.), and potential easing of federal regulatory oversight. Key risks in 2026 include implementation of the Guiding and Establishing National Innovation for U.S. Stablecoins (GENIUS) Act, managing fintech/crypto risks, and evolving technological, geopolitical, and economic pressures, all requiring an agile regulatory management system.
More specifically, Busey Bank's focus on commercial banking and wealth management increases risk for customers to seek out opportunities in digital assets and real time payments, requiring enhanced risk oversight and compliance practices to ensure rapid adoption when appropriate.
In addition, the geopolitical risk from global conflicts increases the operational burden of complying with dynamic sanctions placed and eased on various foreign countries, foreign nationals, and foreign companies despite limited exposure to foreign customers and transactions. These evolving regulatory, technological, and geopolitical dynamics could increase compliance costs, operational complexity, and strategic risk for the Company, which in turn could adversely affect Busey’s financial condition and results of operations.
Evolving privacy, data protection, and information security laws and regulations present operational and legal challenges.
In the normal course of business, Busey collects, processes, and retains sensitive and confidential information regarding its customers, and Busey’s collection and handling of such information is subject to regulatory scrutiny. There has been a heightened legislative and regulatory focus on privacy, data protection, and information security. New or revised laws and regulations, including with respect to the use of artificial intelligence by financial institutions and service providers, may significantly impact Busey’s current and planned privacy, data protection, and information security-related practices; the collection, use, retention, and safeguarding of customer and employee information; and current or planned business activities. Compliance with current or future privacy, data protection, and information security laws could result in higher compliance and technology costs and could restrict Busey’s ability to provide certain products and services, which could materially and adversely affect Busey’s business, financial condition, and results of operations.
Laws impacting cannabis-related businesses may have an impact on Busey’s operations and risk profile.
Executive Order 14370, "Increasing Medical Marijuana and Cannabidiol Research," directs federal agencies to work towards rescheduling marijuana from Schedule I to Schedule III under the Controlled Substances Act. This includes instructing the Attorney General to expedite the rulemaking process, following a Department of Justice proposed rule based on a Health and Human Services recommendation that marijuana has an accepted medical use. The executive order itself does not change cannabis's legal status under the Controlled Substances Act; it only directs the Attorney General to expedite the formal rulemaking process. The outlook is encouraging more commercial investment into cannabis related businesses with anticipation of rescheduling of cannabis.
First Busey Corporation (BUSE) | 2025 — 37

Contents of Item 1A. Risk Factors
It is Busey Bank’s current practice to avoid knowingly providing banking products or services to entities or individuals that: (1) directly or indirectly manufacture, distribute, or dispense marijuana or hemp products, or those with a significant financial interest in such entities; or (2) derive a material amount of revenue from providing products or services to, or other involvement with, such entities. Busey Bank uses reasonable measures, including appropriate new account screening and customer due diligence measures, to ensure that existing and potential customers that operate in the states in which the Bank operates do not engage in any such activities. Nonetheless, shifts in state laws legalizing cannabis use and decriminalizing possession have increased the number of direct and indirect cannabis-related businesses in the states in which Busey operates, and therefore increases the likelihood that Busey Bank could interact with such businesses, as well as their owners and employees. Such interactions could create additional legal, regulatory, strategic, and reputational risk to Busey Bank and First Busey Corporation. Any such legal, regulatory, or reputational exposure could adversely affect Busey’s financial condition and results of operations.
Busey is or may become involved from time to time in suits, legal proceedings, information-gathering requests, investigations, and proceedings by governmental and self-regulatory agencies that may lead to adverse consequences.
Busey may be subject to lawsuits, governmental inquiries, or self-regulatory reviews. These proceedings could result in penalties, adverse judgments, or operational restrictions. While accruals are established for legal contingencies when losses are probable and estimable, outcomes may exceed these amounts, and accordingly, Busey’s ultimate losses may be higher, possibly significantly so, than the amounts accrued for legal loss contingencies, which may materially and adversely affect Busey’s financial condition and results of operations.
See “Note 18. Outstanding Commitments and Contingent Liabilities” in the Notes to the Consolidated Financial Statements for information regarding an ongoing dispute regarding the amount of franchise taxes, penalties, interest, fees, and charges purportedly due from First Busey Corporation to the Illinois Secretary of State.
CREDIT AND LENDING RISKS
Heightened credit risk associated with lending activities may result in insufficient credit loss provisions, which could have material adverse effects on Busey’s results of operations and financial condition.
Busey’s lending activities involve inherent risks, including borrower nonpayment, fluctuations in collateral value, and the effects of economic and market conditions. These risks have been amplified by certain economic factors, such as elevated interest rates above the Federal Reserve’s 2% target, inflationary pressures, tariffs, geopolitics, and increased economic uncertainty. Busey employs rigorous underwriting standards, monitors portfolio performance, including industry and geographic loan concentrations, and conducts both internal and external independent loan reviews to mitigate these risks. Additionally, Busey leverages stress testing at both the borrower and portfolio levels to proactively identify potential vulnerabilities. Despite these efforts, credit risks cannot be eliminated, and increased borrower stress could lead to increased delinquencies, non-performing loans, higher ACL provisions, and charge-offs.
Busey establishes the ACL based on detailed analyses of the loan portfolio and broader market conditions, incorporating forward-looking forecasts and management judgments. While management considers the ACL adequate to absorb probable losses, unforeseen economic disruptions or borrower-specific events could necessitate additional provisions and adversely affect Busey’s financial condition and results of operations.
Elevated levels of non-performing assets could reduce Busey’s profitability and strain operational resources.
Non-performing assets negatively impact Busey’s financial condition through lost interest income, increased loan administration costs, and adverse effects on efficiency ratios. The resolution of these assets demands significant management attention and regulatory compliance, which can divert resources from other priorities. Non-performing loans and OREO properties elevate Busey’s risk profile and require ongoing vigilance to minimize financial and operational disruptions, which may adversely affect Busey’s financial condition and results of operations.
First Busey Corporation (BUSE) | 2025 — 38

Contents of Item 1A. Risk Factors
Loan concentrations in volatile markets could increase Busey’s exposure to adverse economic conditions and heighten credit risk.
Busey may face elevated credit risks, or experience increased credit losses, when its loan portfolio is concentrated by loan type, industry segment, borrower characteristics, or the geographic location of borrowers or collateral. CRE is a significant component of Busey’s loan portfolio and is inherently sensitive to broader economic and market fluctuations. Busey’s CRE portfolio primarily consists of (1) owner occupied CRE and (2) non-owner occupied CRE, each with distinct risk profiles:
•Owner occupied CRE: Repayment of owner occupied CRE loans depends on the financial performance and operational stability of the business occupying the property. Financial stress, cash flow constraints, or operational disruptions at the borrower level may impair repayment capacity. However, these loans may benefit from the borrower’s incentive to maintain the property to support its ongoing business operations.
•Non-owner occupied CRE: Non-owner occupied CRE loans rely on rental income generated by third party tenants. These loans are more vulnerable to changes in market demand, tenant turnover, rising vacancy rates, reduced rental income, and potential regulatory shifts affecting commercial leasing or property use. Economic downturns or weakened tenant performance can materially impact the borrower’s ability to meet repayment obligations.
If concentrations within the loan portfolio are not effectively monitored and managed, Busey could face heightened credit losses, increased earnings volatility, and reduced capital flexibility, which could materially and adversely affect its financial condition and results of operations.
Busey’s commercial lending activities expose it to repayment risks that may increase during periods of economic stress.
Busey primarily underwrites commercial loans based on the borrower’s projected cash flows, with collateral serving as secondary support. Credit enhancements—such as pledged collateral and personal guarantees—are often used to improve the likelihood of repayment. However, repayment capacity, particularly for loans secured by accounts receivable, may depend heavily on the borrower’s ability to collect payments from its own customers. During periods of economic stress or industry‑specific downturns, borrowers may experience weakened collections, which can elevate repayment risk.
Collateral securing commercial loans may depreciate over time, be difficult to accurately value, or fluctuate in response to changes in the borrower’s financial condition or business performance. Given the size of certain commercial loan exposures and the often less‑marketable nature of related collateral, even a limited number of credit losses within this portfolio could result in a disproportionately negative impact on the Company.
Failure to effectively manage these risks could lead to higher credit losses, reduced asset quality, and increased operational costs, any of which could materially and adversely affect Busey’s financial condition and results of operations.
Construction, land acquisition, and development loans involve heightened risks that could adversely affect Busey’s credit performance.
Construction, land acquisition, and development lending carries additional risk because loan proceeds are advanced based on the projected value of a property that will not be realized until the project is completed. In periods of declining real estate markets conditions, construction costs may exceed expected values, resulting in diminished collateral coverage. Due to uncertainties in estimating total construction costs, timelines, and the ultimate market value of the completed property—and given the potential impact of zoning, permitting, environmental requirements, and other governmental regulations—accurately assessing required funding levels and the resulting loan‑to‑value ratio can be difficult.
First Busey Corporation (BUSE) | 2025 — 39

Contents of Item 1A. Risk Factors
Repayment of these loans is often dependent on the successful completion and stabilization of the project, including the borrower’s ability to sell or lease the property, rather than solely on the borrower’s or guarantor’s financial capacity. If Busey’s appraisal of the completed project proves overstated, or if market values or rental rates decline, the collateral securing the loan may be insufficient at completion. In the event of default, foreclosure prior to or at completion may not result in full recovery of principal, interest, or associated foreclosure and holding costs, and Busey may be required to advance additional funds to complete the project or retain the property for an extended period.
Failure to effectively manage these risks could result in increased nonperforming assets, elevated expenses, and higher credit losses, which could materially and adversely affect Busey’s financial condition and results of operations.
Credit exposure to the energy industry may increase Busey’s vulnerability to sector-specific volatility.
Busey has limited credit exposure to energy-related loans across its western markets and throughout the United States. A downturn or prolonged stagnation in the energy sector could adversely affect borrowers engaged in energy production, services, and related activities, potentially resulting in higher delinquencies and increased charge‑offs. Pricing pressures on oil and natural gas may also contribute to elevated credit stress within the energy portfolio, higher loss expectations, greater utilization of unfunded commitments, and reduced demand for new energy-related credit.
Sustained uncertainty and price volatility in the energy sector may produce additional adverse effects that are difficult to quantify, and responses to climate change—whether through regulation, market shifts, or technological transition—may further weaken the financial condition of Busey’s energy‑sector clients, thereby increasing associated credit risk.
Failure to effectively manage these exposures could lead to increased nonperforming assets, greater operational costs, and higher credit losses, any of which could materially and adversely impact Busey’s financial condition and results of operations.
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
Busey is required to satisfy regulatory capital standards and to maintain sufficient liquidity to support ongoing operations and strategic objectives. Its ability to raise additional capital when needed depends on conditions in the capital markets, broader economic trends, investor sentiment toward the banking industry, governmental actions, and other factors outside Busey’s control, as well as Busey’s own financial performance and condition. As a result, Busey cannot guarantee that it will be able to obtain additional capital on favorable terms, or at all, if circumstances require it.
Failure to maintain capital ratios at levels sufficient to be considered “well‑capitalized” for regulatory purposes could negatively affect customer confidence, constrain growth opportunities, increase funding costs, raise FDIC insurance premiums, restrict the ability to pay dividends, limit acquisition capacity, and otherwise adversely affect business operations. In addition, under FDIC regulations, if Busey no longer meets the standards to be deemed “well‑capitalized,” it may face restrictions on the interest rates it may pay on deposits and on its ability to accept, renew, or roll over deposits, particularly brokered deposits.
Failure to effectively manage capital and liquidity levels could result in higher funding costs, reduced operational flexibility, and diminished competitive positioning, any of which could materially and adversely affect Busey’s financial condition and results of operations.
First Busey Corporation (BUSE) | 2025 — 40

Contents of Item 1A. Risk Factors
Liquidity risks could affect operations and jeopardize Busey’s business, financial condition, and results of operations.
Maintaining sufficient liquidity is essential to Busey’s business model and ongoing operations. Busey relies on a variety of funding sources—including deposits, borrowings, sales or maturities of securities, loan sales, and operating cash flows—to support lending activity, meet obligations, and manage daily liquidity needs. Additional liquidity is available through repurchase agreements, brokered deposits, and borrowing capacity with the FHLB and the Federal Reserve Bank. An inability to access these funding sources in adequate amounts or on acceptable terms could materially impair liquidity.
Access to funding may be negatively affected by factors specific to Busey, as well as broader conditions in the banking industry or the economy, many of which are beyond Busey’s control. Increasing competition from large banks and fintech firms for retail deposits may further pressure Busey’s ability to attract and retain deposits, which could adversely affect liquidity.
A reduction in available funding or capital could constrain Busey’s ability to originate new loans, purchase investment securities, meet operating expenses, satisfy deposit withdrawal demands, or pay dividends to stockholders. Failure to effectively manage liquidity needs could materially and adversely affect Busey’s liquidity position, overall financial condition, and results of operations.
Busey may face challenges accessing contingent liquidity during times of market stress.
Busey’s ability to access contingent liquidity during periods of market stress depends on its operational readiness to utilize central‑bank and other secured funding facilities. Operational readiness includes maintaining current and complete legal documentation, ensuring proper internal controls and procedures, and pre-positioning eligible collateral with the Federal Reserve Banks or other liquidity providers. The Federal Reserve periodically updates collateral requirements, valuation methodologies, and margin schedules, which can affect the type and value of assets considered eligible for borrowing. Institutions that regularly pre‑pledge collateral and test operational access have been observed to access the Federal Reserve’s discount window more promptly during periods of financial stress, thereby reducing liquidity pressures and stabilizing funding profiles. Failure to maintain adequate preparedness—including insufficient collateral, incomplete documentation, or inadequate operational testing—could limit Busey’s ability to access these facilities when needed, increase the cost of contingent funding, and heighten the risk of liquidity shortfalls. Any such limitations could materially and adversely affect Busey’s liquidity position, financial condition, results of operations, and ability to meet its obligations as they come due.
COMPETITIVE AND STRATEGIC RISKS
If securities or industry analysts do not publish or cease publishing research reports about Busey, if they adversely change their recommendations regarding Busey’s stock, or if Busey’s operating results do not meet their expectations, the price of Busey’s stock could decline.
The trading market for Busey’s common stock is significantly influenced by research and reports from industry analysts. Limited or negative analyst coverage could reduce the stock’s demand, market price, and trading volume. Downgrades, unfavorable comparisons with competitors, or operating results that fall short of analyst’s expectations may further negatively affect stock performance. The cessation of analyst coverage could exacerbate these challenges, diminishing interest in Busey’s stock and affecting stock performance.
Busey faces significant competition from traditional financial institutions and emerging non‑bank competitors threatening market share.
Busey operates in highly competitive markets across its geographic footprint, competing with national and regional banks, community banks, credit unions, and a range of non‑bank financial services providers, including fintech companies offering digital‑first products and platforms. Advances in financial technology have enabled non‑banks and large technology firms to provide services historically offered by regulated financial institutions, such as payment processing, credit products, and deposit‑like alternatives.
First Busey Corporation (BUSE) | 2025 — 41

Contents of Item 1A. Risk Factors
Innovations including digital wallets, peer‑to‑peer lending platforms, and blockchain‑enabled financial services continue to reshape customer expectations and may increase the risk of disintermediation. To remain competitive, Busey must continue to invest in technology, enhance digital capabilities, and respond to evolving customer preferences.
Failure to effectively manage competitive pressures could result in reduced loan and deposit balances, lower fee income, and diminished profitability, any of which could materially and adversely affect Busey’s financial condition and results of operations.
Rapid technological change, digital innovation, and emerging artificial intelligence capabilities present competitive, operational, and compliance risks.
The financial services industry is undergoing significant digital transformation, requiring continual investment to meet evolving customer expectations for convenience, personalization, security, and speed. Failure to effectively adopt, integrate, or govern new technologies—including generative AI—may impair Busey’s ability to attract and retain customers, compete with technologically advanced financial firms, or achieve anticipated efficiencies. The increasing use of artificial intelligence across the industry also introduces risks related to cybersecurity, data privacy, intellectual property, fraud prevention, model governance, and evolving regulatory requirements. Generative AI, in particular, enables more sophisticated impersonation, social‑engineering, and fraud schemes, increasing the need for robust controls, monitoring, and oversight.
Busey relies on third‑party technology providers for critical functions, and deficiencies in their performance, security practices, or Busey’s oversight could result in operational disruptions, service interruptions, or compliance failures. Inadequate management of these technology‑related risks—including risks arising from rapid adoption of artificial intelligence—could lead to operational inefficiencies, elevated costs, regulatory exposure, diminished competitiveness, or cybersecurity incidents, and could materially and adversely affect Busey’s financial condition and results of operations.
Acquisitions and strategic combinations are important to Busey’s growth strategy, but they involve significant regulatory, operational, financial, and strategic risks.
Acquisitions and strategic combinations offer opportunities to expand market presence, diversify revenue streams, and enhance operational scale. However, acquisitions inherently involve significant uncertainties and risks. Each transaction requires extensive evaluation of financial, operational, cultural, and regulatory factors, and Busey must successfully integrate acquired operations while maintaining service quality, customer relationships, and internal controls. The execution and integration challenges associated with acquisitions can affect multiple areas of the business. These risks may be heightened by differences in business models, product offerings, compliance programs, or organizational cultures between Busey and the acquired institution.
Regulatory Approvals and Conditions:
•Bank mergers and acquisitions require approvals from multiple regulators and may be delayed, conditioned, or denied.
•Approvals may impose restrictions on operations, capital, or business practices that reduce expected benefits.
•Timing uncertainty around regulatory processes can increase integration costs and execution risk.
Due Diligence Limitations and Legacy Liabilities:
•Pre‑closing diligence has inherent limits and may not identify all credit, operational, legal, tax, compliance, Bank Secrecy Act and Anti-Money Laundering regulations, fair lending, environmental, or cybersecurity issues.
•Post‑closing discovery of legacy risks, including litigation, contractual obligations, off‑balance‑sheet exposures, or regulatory remediation, can increase costs and reduce anticipated returns.
First Busey Corporation (BUSE) | 2025 — 42

Contents of Item 1A. Risk Factors
Integration, Technology, Data, and Cybersecurity:
•Integrating systems, data, processes, models, and vendors is complex and may create operational disruptions or control gaps.
•Data conversions and core or digital platform migrations present risks related to data integrity, customer experience, and business continuity.
•Integration periods can heighten vulnerability to cyber incidents, fraud, and third‑party risk, including from new or inherited vendors.
Customer, Cultural, and Talent Retention:
•Harmonizing organizational cultures and compensation structures is challenging and may affect morale and productivity.
•Loss of key personnel or relationship managers, or deterioration in customer experience, can lead to client attrition and reduced business volumes.
•Retention and severance arrangements may increase expenses and dilute near‑term results.
Credit Quality, Valuation, and Purchase Accounting:
•Acquired portfolios may perform below expectations due to borrower‑specific, collateral, or concentration risks, among others.
•Fair value marks, credit loss allowances, and other purchase accounting adjustments may be larger than expected and affect earnings.
•Subsequent adverse performance could require additional provisions, write‑downs, or other valuation adjustments.
Financing, Capital, and Dilution:
•Transactions may require new debt or equity financing, increasing leverage, reducing liquidity, or diluting existing stockholder positions.
•Use of capital for acquisitions may reduce flexibility for other strategic investments or stockholder returns.
•Financing terms, covenants, or market conditions may limit post‑closing operating discretion.
Contractual, Legal, and Reputational Risk:
•Change‑of‑control provisions in customer, vendor, or employment contracts may trigger renegotiations, terminations, or penalties.
•Disputes, litigation, or claims related to the transaction or legacy activities may arise.
•Missteps in execution can damage brand and stakeholder trust, affecting customer acquisition and retention.
Internal Controls, Compliance, and Governance:
•Integrating control environments, policies, and risk management frameworks—including compliance with the Sarbanes-Oxley Act of 2002 and model risk management—may expose gaps or require material remediation efforts.
•Misalignment in risk appetite or governance practices can impair decision‑making and oversight.
First Busey Corporation (BUSE) | 2025 — 43

Contents of Item 1A. Risk Factors
Synergies, Timing, and Strategic Fit:
•Cost savings, revenue synergies, and strategic benefits may be smaller than projected, take longer to realize, or not materialize.
•Management distraction during the transaction and integration phases can adversely affect ongoing operations and strategic execution.
•Market availability and pricing of targets may limit opportunities or require terms that reduce expected returns.
Goodwill and Intangible Assets:
•Acquisitions typically result in goodwill and other intangibles, which are subject to periodic assessments and potential impairment.
•Any impairment charges could negatively affect reported earnings.
The risks above can lead to higher operating and integration costs, reduced revenue, credit losses, increased provisions, system and control remediation expenses, customer attrition, litigation, regulatory burdens, capital strain, and dilution. Individually or in the aggregate, these factors could disrupt operations, reduce profitability, and impair capital and liquidity, any of which could materially and adversely affect Busey’s financial condition and results of operations.
Introduction of new products and services carries financial and strategic risks.
Busey strives to serve customers with a competitive product set and relevant services. While introducing new lines of business or innovative products and services supports this goal, these efforts carry inherent risks. Competitive pressures, underdeveloped markets, or unforeseen challenges can lead to delayed timelines and missed profitability targets. Significant investments in technology and marketing may not yield the desired outcomes. These risks may materially adversely affect Busey’s financial condition and results of operations.
The rapid evolution of digital assets and emerging regulatory frameworks introduces new competitive, compliance, and operational risks for Busey.
The rapid evolution of digital assets and emerging regulatory frameworks introduces new competitive, compliance, and operational risks for Busey. While Busey does not currently offer digital asset products such as cryptocurrencies or stablecoins, increasing global adoption of digital assets and distributed‑ledger technologies continues to influence customer expectations and competitive dynamics. Recent U.S. legislative and regulatory initiatives—including the enactment of the Guiding and Establishing National Innovation for U.S. Stablecoins (GENIUS) Act in 2025, which establishes federal standards for payment stablecoin issuers, and ongoing Congressional efforts to finalize broader crypto‑market structure legislation such as the Digital Asset Market Clarity Act—signal a shift toward more comprehensive oversight of digital‑asset activities.
These regulatory developments may affect Busey even without offering digital‑asset products, including through increased expectations related to cybersecurity, anti‑money‑laundering controls, sanctions compliance, custody arrangements, data governance, and vendor‑risk management.
The competitive landscape is also evolving as traditional financial institutions, fintech companies, and technology firms leverage innovations such as stablecoin‑based payments, blockchain settlements, and digital‑wallet ecosystems. These developments may accelerate disintermediation risks or shift customer behavior toward alternative financial platforms that offer new capabilities, higher transaction speeds, or programmable payment features. To remain competitive, Busey must assess emerging technologies, invest in modern infrastructure, and maintain the flexibility to scale operational capabilities in response to changing market demand. Failure to do so could impede Busey’s ability to offer competitive products, attract and retain customers, or respond to strategic opportunities.
Inadequate oversight or adaptation to these developments could lead to increased operational complexity, reduced competitiveness, and financial impacts that materially and adversely affect Busey’s financial condition and results of operations.
First Busey Corporation (BUSE) | 2025 — 44

Contents of Item 1A. Risk Factors
ACCOUNTING AND TAX RISKS
Financial statements are created, in part, using estimates, assumptions, and management judgments, which, if incorrect, could result in material misstatement and adverse effect on Busey’s financial position.
Busey’s financial performance is impacted by accounting principles, policies, and guidelines. Some of these policies require the use of estimates and assumptions that may affect the value of assets or liabilities and financial results. Certain accounting policies are critical and require management to make subjective and complex judgments about matters that are inherently uncertain, and materially different amounts could be reported under different conditions or using different assumptions. If such estimates or assumptions underlying Busey’s Consolidated Financial Statements are incorrect, Busey may experience material losses.
One such assumption and estimate is the valuation analysis of Busey’s goodwill and other intangible assets. Although Busey’s analysis does not indicate impairments exist, Busey is required to perform additional impairment assessments on at least an annual basis, which could result in future impairment charges. Any future impairment of goodwill or other intangible assets, whether based on the current balances or future balances arising out of acquisitions, could have a material adverse effect on Busey’s financial condition or results of operations.
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
Changes in tax laws at federal or state levels could influence Busey’s short-term and long-term earnings. Tax law changes are both difficult to predict and beyond Busey’s control. These laws are complex and subject to different interpretations by the taxpayer and the various taxing authorities. In determining the provision for income taxes and filing tax returns, management makes judgments and estimates about the application of these inherently complex laws, related regulations, and case law. These interpretations are subject to challenge by taxing authorities upon audit and may result in adjustments to our tax return filings, resulting in similar adverse impacts to our financial position. Changes in tax laws could affect Busey’s earnings, its customers’ financial positions, or both.
Deferred tax assets are future tax benefits carried on the balance sheet that allow for tax savings by reducing taxable income in subsequent periods. They arise, in part, as a result of net loss carry-overs, and other book accounting to tax accounting timing differences, for items such as expected credit losses, stock-based compensation, and deferred compensation. Deferred tax assets are recorded for such items when it is anticipated that the tax benefits will be recognized in earnings in future periods. A valuation allowance is established against a deferred tax asset when it is more-likely-than-not that some or all of the future tax benefit will not be realized.
In evaluating the need for a valuation allowance, Busey estimates future taxable income based on management forecasts and tax planning strategies that may be available to the Company.
The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods prior to the expiration of the related net operating losses and may be limited by ownership change rules under Section 382 of the Internal Revenue Code.
If future events differ significantly from current forecasts, Busey may need to establish an additional valuation allowance against its deferred tax assets, which could have a material adverse effect on its financial condition and results of operations.
First Busey Corporation (BUSE) | 2025 — 45

Contents of Item 1A. Risk Factors
Investments in tax-advantaged projects may not generate returns as anticipated and may have an adverse impact on Busey’s financial results.
Busey invests in certain tax-advantaged projects promoting renewable energy, affordable housing, community development, and other community revitalization projects. These investments are designed to generate a return primarily through the realization of federal and state income tax credits and other tax benefits over specified periods. Busey is subject to the risk that previously recorded tax credits, which remain subject to recapture by taxing authorities based on compliance features required at the project level, may fail to meet certain government compliance requirements and may not be realized.
The ultimate realization of these benefits depends upon having sufficient taxable income and on many other factors outside of Busey’s control, including changes in the applicable tax code and the ability of the projects to be completed. Busey continues to monitor tax law developments and compliance with applicable regulations to mitigate these risks. The potential inability to realize these tax credits and other tax benefits could negatively impact Busey’s earnings and financial condition.
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
The effectiveness of this framework depends on its alignment with Busey’s evolving risk profile, especially following the completion of the CrossFirst merger. As the organization grows in complexity, risks related to system integration, process harmonization, and operational oversight may challenge the framework's capacity to adapt in a timely and effective manner. Failures to identify and manage these risks could adversely affect Busey’s financial condition, regulatory standing, and overall operational stability.
To address these challenges, Busey continuously refines its risk management processes, leveraging enhanced risk assessment tools, investing in automation and analytics, and aligning with industry best practices. Despite these efforts, no risk management framework is foolproof, and unforeseen losses or disruptions remain a possibility, which may materially and adversely affect Busey’s financial condition and results of operations.
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
The Federal Reserve’s November 2025 Financial Stability Report has emphasized growing threats posed by sophisticated cyber-attacks. These threats not only compromise data integrity but also pose significant reputational and financial risks. The outcomes of such risks include:
•Amplification of Vendor Risk: Third-party vendors and their subcontractors introduce multi-layered risks, complicating oversight and heightening the likelihood of service interruptions or compliance breaches.
•Need for Advanced Cyber Protections: As bad actors deploy increasingly sophisticated tactics, including artificial intelligence-driven impersonation and malware, the effectiveness of traditional cybersecurity defenses is diminished.
To mitigate these risks, Busey has implemented robust cybersecurity protocols, regular system audits, and incident response plans. The use of artificial intelligence-powered tools provide additional layers of fraud and threat detection, enabling proactive management. However, as cybersecurity threats evolve, the possibility of system penetration persists even with robust security protocols in place. As a result, successful or attempted cyber intrusions, vendor failures, or operational disruptions stemming from these evolving threats could materially and adversely impact Busey’s financial condition and results of operations.
First Busey Corporation (BUSE) | 2025 — 46

Contents of Item 1A. Risk Factors
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
While Busey conducts rigorous due diligence when selecting third-party providers, residual risks, especially from indirect outsourcing (fourth parties), remain challenging to eliminate entirely. Failures or breaches in these systems could disrupt Busey’s operations, damage its reputation, and materially and adversely affect its financial conditions and results of operations.
Fraudulent activities could erode financial stability and customer trust.
The rising sophistication of fraudulent schemes poses a persistent challenge for financial institutions, with Busey being no exception. Fraudulent activities, such as identity theft, phishing, and unauthorized transactions, could result in financial losses, regulatory penalties, and erosion of customer trust.
Busey employs a multi-layered approach to fraud prevention, including internal controls, advanced fraud detection tools, and insurance coverage. However, even robust frameworks may not fully eliminate risks, particularly as threat actors adapt their tactics to exploit emerging industry vulnerabilities and customer vulnerabilities. Accordingly, successful fraud attempts or failures in our fraud‑prevention controls could result in financial losses, increased operational costs, regulatory consequences, and reputational harm that could adversely affect Busey’s financial condition and results of operations.
Busey’s ability to attract and retain key personnel may affect future growth and earnings.
Busey’s ability to attract and retain experienced management and qualified personnel remains critical to sustaining growth and executing its strategic objectives. Despite continued investment in leadership development, succession planning, and employee engagement, competitive labor markets and evolving employee expectations pose ongoing challenges.
Beyond executive leadership, Busey's ability to build and maintain a diverse and skilled workforce is essential to implementing its community-based strategy and serving an expanded geographic footprint. The unexpected departure of high-performing employees or difficulty in recruiting specialized talent could disrupt operations, delay strategic initiatives, or increase costs associated with workforce realignment, all of which may materially and adversely affect Busey’s financial condition and results of operations.
Damage resulting from negative publicity could harm Busey’s reputation and adversely impact its business and financial condition.
Busey’s ability to attract and retain customers, investors, employees, and business partners depends significantly on the trust placed in its brand, business practices, and commitment to responsible conduct. Negative public opinion may arise from actual or alleged issues across a wide range of activities, including employee misconduct, customer service failures, loan origination or servicing practices, compliance or regulatory violations, cybersecurity incidents, data‑protection lapses, corporate governance concerns, product suitability issues, or perceived shortfalls in Busey’s community and stakeholder engagement. Even isolated incidents—whether substantiated or not—can be rapidly amplified through social media, news outlets, or regulatory commentary, increasing the speed and scale at which reputational harm may occur.
Reputation risk is heightened by Busey’s relationship‑based operating model, in which customer loyalty and business development rely heavily on personal trust and perceived service quality. Busey is also exposed to reputational impacts arising from its third‑party relationships, including vendors, fintech partners, and other service providers, whose failures or misconduct may be attributed to Busey.
First Busey Corporation (BUSE) | 2025 — 47

Contents of Item 1A. Risk Factors
Reputational harm can lead to customer attrition, reduced deposit and loan growth, lower fee income, diminished employee morale or retention challenges, increased regulatory scrutiny, delays in obtaining regulatory approvals, reduced investor confidence, and exposure to litigation or enforcement actions. These effects may also limit Busey’s ability to pursue strategic initiatives or partnerships. Any failure to effectively identify, monitor, and manage reputational risks could result in lost business opportunities, elevated costs, and operational disruptions, and could materially and adversely affect Busey’s financial condition and results of operations.
Severe weather, natural disasters, pandemics or other health crises, acts of war or terrorism and other external events could significantly impact Busey’s business.
Adverse external events—including severe weather, natural disasters, wildfires, pandemics or other public‑health crises, acts of war or terrorism, and other large‑scale disruptions—could significantly affect Busey’s operations and the ability of customers, counterparties, and third‑party providers to conduct business. Such events may interrupt business activity, damage physical assets, disrupt supply chains, reduce demand for financial services, impair borrowers’ repayment capacity, increase vacancy rates in commercial properties, and reduce the value of collateral supporting Busey’s loan portfolio. They may also lead to financial‑market volatility, elevated credit losses, and operational challenges stemming from facility closures, evacuations, or interruptions in access to banking channels. Geopolitical conflicts can further influence energy prices, commodity markets, and financial‑market stability, while regulatory responses to these events may impose additional compliance or operational requirements.
Although Busey maintains business‑continuity plans and risk‑management processes, the occurrence of one or more such adverse events could disrupt operations, increase costs, reduce revenue, and materially and adversely affect Busey’s financial condition and results of operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Busey maintains a cyber security risk management program designed to prevent, detect, and respond to information security threats. The program is designed to align with the Cyber Risk Institute’s Profile framework, which is based on the National Institute of Standards and Technology’s Cybersecurity Framework. The program is led by Busey’s Chief Information Security Officer (“CISO”). Busey’s CISO has been in the role since September 2020 and has over 15 years of experience across external and internal audit, technology risk management, and cybersecurity matters, primarily within the financial services sector, and also including additional industries such as healthcare, technology, consumer products, and manufacturing for both regional and multinational corporations. Busey’s cyber security risk management program is a key part of the Company’s overall risk management system, which is administered by the Chief Risk Officer.
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
First Busey Corporation (BUSE) | 2025 — 48

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
Busey’s board of directors, as a whole and through its Enterprise Risk Committee (the “Risk Committee”), is responsible for the oversight of risk management. In that role, Busey’s board of directors and its Risk Committee, with support from Busey’s cybersecurity advisors, are responsible for ensuring that the risk management processes developed and implemented by management are adequate and functioning as designed. To carry out those duties, both the board of directors and the Risk Committee receive quarterly reports from Busey’s management team regarding cybersecurity risks, and Busey’s efforts to prevent, detect, mitigate, and remediate any cybersecurity incidents.
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
ITEM 2. PROPERTIES
The following facilities, which are owned by Busey, house the executive and primary administrative offices of each respective entity:

First Busey Corporation	Busey Bank	FirsTech
11440 Tomahawk Creek Parkway Leawood, KS 66211	100 West University Avenue Champaign, IL 61820	130 North Water Street Decatur, IL 62523
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
On November 25, 2025, First Busey Corporation filed two lawsuits against the Illinois Secretary of State in connection with an ongoing dispute regarding the amount of franchise taxes, penalties, interest, fees, and charges purportedly due from First Busey Corporation to the Illinois Secretary of State. See “Note 18. Outstanding Commitments and Contingent Liabilities” in the Notes to the Consolidated Financial Statements for further information.
First Busey Corporation (BUSE) | 2025 — 49

Other than the foregoing lawsuits, there is no material pending litigation, other than ordinary routine litigation incidental to its business, in which First Busey Corporation or any of its subsidiaries is involved or of which any of their property is the subject. Furthermore, there is no pending legal proceeding that is adverse to Busey in which any director, officer, or affiliate of Busey, or any associate of any such director or officer, is a party, or has a material interest.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
COMMON STOCK
Busey’s common stock is traded on The Nasdaq Global Select Market under the symbol “BUSE.”
Busey has a history of paying regular dividends, and Busey’s board of directors and management are committed to continuing to pay regular cash dividends on its common stock; however, no guarantee can be given with respect to future dividends, as they are dependent on certain regulatory restrictions, future earnings, capital requirements, and the financial condition of First Busey Corporation and its subsidiaries. See “Item 1. Business—Supervision, Regulation, and Other Factors—Supervision and Regulation of First Busey Corporation—Dividend Payments” and “Item 1. Business—Supervision, Regulation, and Other Factors—Supervision and Regulation of Busey Bank—Dividend Payments” for further discussion of these matters. Busey’s preferred stock outstanding has preference over Busey’s common stock with respect to payment of dividends.
As of February 26, 2026, First Busey Corporation had 86,227,449 shares of common stock outstanding held by 1,833 holders of record. Additionally, there were an estimated 18,322 beneficial holders whose stock was held in street name by brokerage houses and nominees as of that date.
STOCK REPURCHASE PLAN
On February 3, 2015, First Busey Corporation's board of directors approved the Stock Repurchase Plan to enable Busey to purchase shares of its common stock through various means including purchases executed on the open market, through block trades or otherwise, and in privately negotiated transactions. The Stock Repurchase Plan provides Busey with treasury shares from which stock-based compensation can be issued, and it limits the number of outstanding shares that may be actively traded. The Stock Repurchase Plan does not obligate Busey to purchase any shares of its common stock, and it has no expiration date. The Stock Repurchase Plan may be terminated, or the number of shares authorized for repurchase may be increased or decreased by Busey's board of directors at its discretion at any time.
Under the Stock Repurchase Plan, Busey's board of directors has authorized shares for repurchase as shown in the table below:

Number of Shares Authorized
February 3, 2015	666,667
May 22, 2019	1,000,000
February 5, 2020	2,000,000
May 24, 2023	2,000,000
May 29, 2025	2,000,000
December 4, 2025	4,000,000
First Busey Corporation (BUSE) | 2025 — 50

During the fourth quarter of 2025, Busey purchased 1,251,100 shares of its common stock pursuant to the Stock Repurchase Plan. As of December 31, 2025, Busey had 4,856,175 shares that may still be purchased under the Stock Repurchase Plan.

Period	Total Number of Common Shares Purchased	Weighted Average Price Paid per Common Share	Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares That May Yet Be Purchased Under the Plans or Programs
October 1-31, 2025	300,000	$23.04	300,000	1,807,275
November 1-30, 2025	308,000	22.84	308,000	1,499,275
December 1-31, 2025	643,100	24.68	643,100	4,856,175
Three months ended December 31, 2025	1,251,100	$23.84	1,251,100

Year ended December 31, 2025	3,063,100	$22.81	3,063,100
STOCK PERFORMANCE GRAPH
The following graph compares Busey’s performance, as measured by the change in price of its common stock plus reinvested dividends, with the Nasdaq Composite, the Russell 2000 Index, the KBW Nasdaq Regional Banking Index, and the S&P U.S. BMI Banks – Midwest Region over the five years ended December 31, 2025. The KBW Nasdaq Regional Banking Index seeks to reflect the performance of publicly traded U.S. regional banks and thrift institutions. Banks in the S&P U.S. BMI Banks – Midwest Region Index represent all Major Exchange Traded Banks in S&P Capital IQ’s coverage universe that are headquartered in Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Ohio, South Dakota, and Wisconsin.
For purposes of the comparative total return graph, Busey intends to replace the Nasdaq Composite with the Russell 2000 Index. Busey’s management believes the Russell 2000 Index is more comparable because it includes a higher percentage representation from the finance sector, and its market capitalization range provides a more representative and comparable group to Busey’s market capitalization.
In addition, for purposes of the comparative total return graph, Busey intends to replace the S&P U.S. BMI Banks – Midwest Region with the KBW Nasdaq Regional Banking Index. With Busey’s expanded footprint beyond the Midwest region, Busey’s management believes the KBW Nasdaq Regional Banking Index now provides a more appropriate comparison, and beginning in 2025 Busey’s new equity award grants with a total stockholder return performance goal will be evaluated in comparison to the KBW Nasdaq Regional Banking Index.
First Busey Corporation (BUSE) | 2025 — 51

	As of December 31,
Index	2020	2021	2022	2023	2024	2025
First Busey Corporation	$100.00	$130.76	$123.68	$129.97	$128.37	$135.42
KBW Nasdaq Regional Banking Index	100.00	136.64	127.17	126.67	143.39	152.71
S&P U.S. BMI Banks – Midwest Region	100.00	132.12	114.02	116.40	142.02	159.02
Russell 2000 Index	100.00	114.82	91.35	106.82	119.14	134.40
Nasdaq Composite	100.00	122.18	82.42	119.22	154.47	187.12
ITEM 6. [RESERVED]
First Busey Corporation (BUSE) | 2025 — 52

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
Contents of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited) (“MD&A”)

SCOPE OF DISCUSSION
The following is management’s discussion and analysis of the financial condition as of December 31, 2025, and 2024, and the results of operations for the years ended December 31, 2025, 2024, and 2023, of First Busey Corporation and its subsidiaries. It should be read in conjunction with “Item 1. Business,” the Consolidated Financial Statements, and the related Notes to the Consolidated Financial Statements included in this Annual Report.
Detailed discussion and analysis of Busey’s financial condition and results of operation for 2025 as compared to 2024 can be found below. Comparison of 2024 to 2023 can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Busey's 2024 Annual Report.
First Busey Corporation (BUSE) | 2025 — 53

Contents of Item 7. MD&A
BUSEY’S CONSERVATIVE BANKING STRATEGY
Busey’s financial strength is built on a long-term conservative operating approach. The quality of Busey’s core deposit1 franchise is a critical value driver of the institution. Busey remains substantially core deposit funded, with robust liquidity. As of December 31, 2025, Busey’s loan to deposit ratio was 91.0% and core deposits1 represented 93.7% of total deposits. Furthermore, Busey has sufficient on- and off-balance sheet liquidity to manage deposit fluctuations and the liquidity needs of its customers.
Busey’s credit performance reflects its highly diversified, conservatively underwritten loan portfolio. Busey’s approach to lending and its underwriting standards are designed to emphasize relationship banking rather than transactional banking. In addition, as a matter of both policy and practice, Busey limits concentration exposures in any particular loan segment. While impacted by loans acquired as a result of the CrossFirst acquisition, asset quality remains strong by both Busey’s historical and current industry trends.
Busey’s conservative banking strategy is reflected in the strength of its capital base. Busey strives to consistently maintain capital ratios well in excess of thresholds required to be designated as well capitalized by applicable regulatory guidelines, thereby ensuring financial strength and flexibility across economic and operating cycles. At December 31, 2025, Busey’s leverage ratio of Tier 1 capital to average assets was 11.9%, its common equity Tier 1 capital to risk weighted assets ratio was 12.4%, and its total capital to risk weighted assets ratio was 15.9%.
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
First Busey Corporation (BUSE) | 2025 — 54

Contents of Item 7. MD&A
Goodwill
Goodwill represents the excess of the purchase price over the fair value of net assets acquired using the acquisition method of accounting. Goodwill is not amortized; instead, Busey assesses the potential for impairment on an annual basis or more frequently if events and circumstances indicate that goodwill might be impaired. Management applies significant judgment when testing goodwill for impairment, such as the valuation approach chosen, market multiples for competitors used in the calculation, and forecasts of business outlook.
Income Taxes
Busey is subject to the income tax laws of the U.S., as well as the tax laws of the individual states and municipalities in which the Company conducts its operations. These laws are often complex and subject to nuanced interpretations.
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
Loans deemed uncollectible are charged-off against and reduce the ACL. A provision for credit losses is charged to current expense and acts to replenish the ACL in order to maintain the ACL at a level that management deems adequate.
First Busey Corporation (BUSE) | 2025 — 55

Contents of Item 7. MD&A
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
First Busey Corporation (BUSE) | 2025 — 56

Contents of Item 7. MD&A
RESULTS OF OPERATIONS — THREE YEARS ENDED DECEMBER 31, 2025
Net Income
Results of Busey’s operations are presented below, segregated by operating segment:

	Years Ended December 31,
(dollars in thousands)	2025	2024	2023
Net income
Banking	$150,342	$117,266	$123,853
Wealth Management	24,183	22,030	18,804
FirsTech	(1,763)	(670)	830
Other	(37,500)	(24,935)	(20,922)
Net income	$135,262	$113,691	$122,565
First Busey Corporation (BUSE) | 2025 — 57

Contents of Item 7. MD&A
Non-GAAP Adjusting Items and Non-GAAP Measures
Busey views certain non-operating items, including acquisition-related expenses, restructuring charges, and nonrecurring strategic events, as adjustments to net income reported under GAAP. Busey also adjusts for net securities gains and losses to align with industry and research analyst reporting. The objective of Busey’s presentation of adjusted earnings and adjusted earnings metrics is to allow investors and analysts to more clearly identify quarterly trends in core earnings performance. Pre-tax non-GAAP adjustments were as follows:

	Years Ended December 31,
(dollars in thousands)	2025	2024	2023
Pre-tax non-GAAP adjusting items by income/expense category
Realized net (gains) losses on the sale of mortgage servicing rights	$—	$(7,724)	$—
Net securities (gains) losses	10,726	6,102	2,199
Other noninterest income	44	—	—
Provision for credit losses	49,602	—	—
Salaries, wages, and employee benefits	37,072	1,580	3,760
Data processing	6,984	548	—
Net occupancy expense of premises	13	46	—
Furniture and equipment expenses	67	88	—
Professional fees	8,100	4,891	435
Other noninterest expense	2,413	987	133
Total pre-tax non-GAAP adjustments	$115,021	$6,518	$6,527

Non-GAAP adjusting items by business objective
Balance sheet repositioning[1]	$—	$(7,724)	$—
Net securities (gains) losses[1]	10,726	6,102	2,199
Initial provision for credit losses[2]	49,602	—	—
Other acquisition (income) expenses[3]	54,736	6,901	357
Restructuring expenses[4]	(43)	1,239	3,971
Total pre-tax non-GAAP adjustments	$115,021	$6,518	$6,527
___________________________________________
1.During the year ended December 31, 2024, Busey executed a two-part balance sheet repositioning strategy in which it sold mortgage servicing rights on approximately $923.5 million of one-to-four family mortgage loans for a pre-tax gain of $7.7 million and sold available-for-sale debt securities with a book value of approximately $108.2 million for a pre-tax loss of $6.8 million.
2.During the year ended December 31, 2025, in connection with the CrossFirst acquisition, Busey’s recorded expense for the initial provision for credit losses consisting of a Day 2 provision for loan losses of $42.4 million, a Day 2 provision for unfunded commitments of $3.1 million, and an adjustment to the initial provision for unfunded commitments of $4.0 million that was recorded based on revised estimates resulting from implementation of a new CECL model.
3.Other acquisition expenses related to the acquisition of CrossFirst, which was completed on March 1, 2025, and the acquisition of M&M, which was completed on April 1, 2024.
4.Restructuring expenses were related to previously disclosed restructuring and efficiency plans and to corporate strategy advisement.
A reconciliation of non-GAAP measures, which Busey believes facilitates the assessment of its financial results and peer comparability, is included in tabular form in this Annual Report. See “Item 1. Business—Non-GAAP Financial Information.”
First Busey Corporation (BUSE) | 2025 — 58

Contents of Item 7. MD&A
Operating Performance Metrics
Operating performance metrics presented in the table below have been derived from information used by management to monitor and manage Busey’s financial performance:

	Years Ended December 31,
(dollars in thousands, except per share amounts)	2025	2024	2023
Net income (GAAP)	$135,262	$113,691	$122,565
Adjusted net income (Non-GAAP)[1,2]	$224,974	$120,033	$127,763

Net income available to common stockholders (GAAP)	$125,386	$113,691	$122,565
Adjusted net income available to common stockholders (Non-GAAP)[1]	$215,098	$120,033	$127,763

Diluted earnings per common share	$1.47	$1.98	$2.18
Adjusted diluted earnings per common share (Non-GAAP)[1,2]	$2.53	$2.09	$2.27

Return on average assets	0.76%	0.94%	1.00%
Adjusted return on average assets (Non-GAAP)[1,2]	1.27%	1.00%	1.04%

Return on average tangible common equity (Non-GAAP)[1]	7.48%	11.65%	14.62%
Adjusted return on average tangible common equity (Non-GAAP)[1,2]	12.83%	12.30%	15.24%

Pre-provision net revenue (Non-GAAP)[1,3]	$250,109	$166,901	$158,963
Adjusted pre-provision net revenue (Non-GAAP)[1,3]	$304,802	$167,317	$172,290

Pre-provision net revenue to average total assets (Non-GAAP)[1,3]	1.41%	1.38%	1.30%
Adjusted pre-provision net revenue to average total assets (Non-GAAP)[1,3]	1.72%	1.39%	1.41%
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
3.Beginning in 2025, Busey revised its presentation, for all periods presented, to reclassify the provision for unfunded commitments so that it is now included within the provision for credit losses, affecting the calculation of pre-provision net revenue and related measures and ratios.
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
First Busey Corporation (BUSE) | 2025 — 59

Contents of Item 7. MD&A
The tables below present Busey’s Consolidated Average Balance Sheets, summarizing average balances for each major category of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for interest-bearing liabilities, and the related interest yields for the periods indicated. Average information is provided on a daily average basis:
First Busey Corporation (BUSE) | 2025 — 60

Contents of Item 7. MD&A

	Year Ended December 31, 2025
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-bearing bank deposits and federal funds sold	$575,781	$24,633	4.28%
Investment securities:
U.S. Government obligations	96,287	4,782	4.97%
Obligations of states and political subdivisions	233,027	9,670	4.15%
Other securities	2,596,463	76,881	2.96%
Restricted bank stock	65,988	2,956	4.48%
Loans held for sale	7,257	440	6.06%
Portfolio loans[1,2]	12,756,937	777,474	6.09%
Total interest-earning assets[1,3]	16,331,740	$896,836	5.49%

Cash and due from banks	166,511
Premises and equipment	175,077
ACL	(172,147)
Other assets	1,228,706
Total assets	$17,729,887

Liabilities and stockholders’ equity
Interest-bearing transaction deposits	$3,076,961	$56,233	1.83%
Savings and money market deposits	5,738,073	154,300	2.69%
Time deposits	2,471,023	92,456	3.74%
Federal funds purchased and repurchase agreements	149,916	3,708	2.47%
Borrowings[4]	242,225	12,064	4.98%
Junior subordinated debt issued to unconsolidated trusts	76,816	5,490	7.15%
Total interest-bearing liabilities	11,755,014	$324,251	2.76%

Net interest spread[1]			2.73%

Noninterest-bearing deposits	3,450,226
Other liabilities	244,188
Stockholders’ equity	2,280,459
Total liabilities and stockholders’ equity	$17,729,887

Interest income / earning assets[1,3]	$16,331,740	$896,836	5.49%
Interest expense / earning assets	16,331,740	324,251	1.98%
Net interest margin[1]		$572,585	3.51%
___________________________________________
1.On a tax-equivalent basis, assuming a federal income tax rate of 21.0%.
2.Non-accrual loans have been included in average portfolio loans.
3.Interest income includes tax-equivalent adjustments of $3.0 million.
4.Borrowings include, as applicable, short-term borrowings, long-term borrowings, senior notes, and subordinated notes. Interest expense includes a non-usage fee on the revolving credit facility.
First Busey Corporation (BUSE) | 2025 — 61

Contents of Item 7. MD&A

	Year Ended December 31, 2024
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-bearing bank deposits and federal funds sold	$445,881	$22,441	5.03%
Investment securities:
U.S. Government obligations	5,495	158	2.88%
Obligations of states and political subdivisions	153,467	4,338	2.83%
Other securities	2,567,526	69,786	2.72%
Restricted bank stock	14,414	848	5.88%
Loans held for sale	8,012	503	6.28%
Portfolio loans[1,2]	7,804,629	427,300	5.47%
Total interest-earning assets[1,3]	10,999,424	$525,374	4.78%

Cash and due from banks	109,400
Premises and equipment	121,663
ACL	(89,369)
Other assets	910,753
Total assets	$12,051,871

Liabilities and stockholders’ equity
Interest-bearing transaction deposits	$2,469,664	$42,925	1.74%
Savings and money market deposits	3,246,507	74,536	2.30%
Time deposits	1,584,953	61,002	3.85%
Federal funds purchased and repurchase agreements	147,786	4,308	2.92%
Borrowings[4]	240,137	13,651	5.68%
Junior subordinated debt issued to unconsolidated trusts	74,037	4,648	6.28%
Total interest-bearing liabilities	7,763,084	$201,070	2.59%

Net interest spread[1]			2.19%

Noninterest-bearing deposits	2,738,892
Other liabilities	207,471
Stockholders’ equity	1,342,424
Total liabilities and stockholders’ equity	$12,051,871

Interest income / earning assets[1,3]	$10,999,424	$525,374	4.78%
Interest expense / earning assets	10,999,424	201,070	1.83%
Net interest margin[1]		$324,304	2.95%
___________________________________________
1.On a tax-equivalent basis, assuming a federal income tax rate of 21.0%.
2.Non-accrual loans have been included in average portfolio loans.
3.Interest income includes tax-equivalent adjustments of $1.7 million.
4.Borrowings include, as applicable, short-term borrowings, long-term borrowings, senior notes, and subordinated notes. Interest expense includes a non-usage fee on the revolving credit facility.
First Busey Corporation (BUSE) | 2025 — 62

Contents of Item 7. MD&A

	Year Ended December 31, 2023
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-bearing bank deposits and federal funds sold	$214,422	$10,531	4.91%
Investment securities:
U.S. Government obligations	79,669	578	0.73%
Obligations of states and political subdivisions	233,377	6,560	2.81%
Other securities	2,875,769	76,568	2.66%
Restricted bank stock	16,416	1,170	7.13%
Loans held for sale	1,885	116	6.13%
Portfolio loans[1,2]	7,759,472	387,193	4.99%
Total interest-earning assets[1,3]	11,181,010	$482,716	4.32%

Cash and due from banks	116,530
Premises and equipment	124,565
ACL	(92,991)
Other assets	917,104
Total assets	$12,246,218

Liabilities and stockholders’ equity
Interest-bearing transaction deposits	$2,775,045	$43,268	1.56%
Savings and money market deposits	2,870,397	37,038	1.29%
Time deposits	1,406,928	43,679	3.10%
Federal funds purchased and repurchase agreements	200,894	5,203	2.59%
Borrowings[4]	500,301	26,881	5.37%
Junior subordinated debt issued to unconsolidated trusts	71,894	3,853	5.36%
Total interest-bearing liabilities	7,825,459	$159,922	2.04%

Net interest spread[1]			2.28%

Noninterest-bearing deposits	3,018,563
Other liabilities	204,685
Stockholders’ equity	1,197,511
Total liabilities and stockholders’ equity	$12,246,218

Interest income / earning assets[1,3]	$11,181,010	$482,716	4.32%
Interest expense / earning assets	11,181,010	159,922	1.43%
Net interest margin[1]		$322,794	2.89%
___________________________________________
1.On a tax-equivalent basis, assuming a federal income tax rate of 21.0%.
2.Non-accrual loans have been included in average portfolio loans.
3.Interest income includes tax-equivalent adjustments of $2.2 million.
4.Borrowings include short-term borrowings, long-term debt, senior notes, and subordinated notes. Interest expense includes a non-usage fee on the revolving credit facility.
First Busey Corporation (BUSE) | 2025 — 63

Contents of Item 7. MD&A
The following tables present, for the major components of interest-earning assets and interest-bearing liabilities, a breakout of changes in interest income and interest expense attributable to (1) changes in average volume and (2) changes in average yield. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on changes due to rate and changes due to volume:

	Years Ended December 31,
	2025 vs. 2024 Change Due To
(dollars in thousands)	Average Volume	Average Yield/Rate	Total Change
Increase (decrease) in interest income
Interest-bearing bank deposits and federal funds sold	$5,891	$(3,699)	$2,192
Investment securities:
U.S. Government obligations	4,429	195	4,624
Obligations of state and political subdivisions	2,802	2,530	5,332
Other securities	794	6,301	7,095
Restricted bank stock	2,356	(248)	2,108
Loans held for sale	(46)	(17)	(63)
Portfolio loans	297,176	52,998	350,174
Change in interest income	313,402	58,060	371,462

Increase (decrease) in interest expense
Interest-bearing transaction deposits	11,005	2,303	13,308
Savings and money market deposits	68,504	11,260	79,764
Time deposits	33,198	(1,744)	31,454
Federal funds purchased and repurchase agreements	61	(661)	(600)
Borrowings	132	(1,719)	(1,587)
Junior subordinated debt owed to unconsolidated trusts	180	662	842
Change in interest expense	113,080	10,101	123,181
Increase (decrease) in net interest income	$200,322	$47,959	$248,281

Percentage increase (decrease) in net interest income over prior period			76.6%
First Busey Corporation (BUSE) | 2025 — 64

Contents of Item 7. MD&A

	Years Ended December 31,
	2024 vs. 2023 Change Due To
(dollars in thousands)	Average Volume	Average Yield/Rate	Total Change
Increase (decrease) in interest income
Interest-bearing bank deposits and federal funds sold	$11,643	$267	$11,910
Investment securities:
U.S. Government obligations	(919)	499	(420)
Obligations of state and political subdivisions	(2,259)	37	(2,222)
Other securities	(8,350)	1,568	(6,782)
Restricted bank stock	(132)	(190)	(322)
Loans held for sale	384	3	387
Portfolio loans	2,266	37,841	40,107
Change in interest income	2,633	40,025	42,658

Increase (decrease) in interest expense
Interest-bearing transaction deposits	(5,029)	4,686	(343)
Savings and money market deposits	3,489	34,009	37,498
Time deposits	5,985	11,338	17,323
Federal funds purchased and repurchase agreements	(1,489)	594	(895)
Borrowings	(16,737)	3,507	(13,230)
Junior subordinated debt owed to unconsolidated trusts	118	677	795
Change in interest expense	(13,663)	54,811	41,148
Increase (decrease) in net interest income	$16,296	$(14,786)	$1,510

Percentage increase (decrease) in net interest income over prior period			0.5%
Notable changes in average assets and average liabilities are summarized as follows for the periods presented:

	Years Ended December 31,
(dollars in thousands)	2025	2024	Change	% Change
Average interest-earning assets	$16,331,740	$10,999,424	$5,332,316	48.5%
Average interest-bearing liabilities	11,755,014	7,763,084	3,991,930	51.4%
Average noninterest-bearing deposits	3,450,226	2,738,892	711,334	26.0%

Total average deposits	14,736,283	10,040,016	4,696,267	46.8%
Total average liabilities	15,449,428	10,709,447	4,739,981	44.3%

Average noninterest-bearing deposits as a percent of total average deposits	23.4%	27.3%	(390) bps
Total average deposits as a percent of total average liabilities	95.4%	93.7%	170 bps
First Busey Corporation (BUSE) | 2025 — 65

Contents of Item 7. MD&A
Changes in net interest income and net interest margin are summarized as follows for the periods presented:

	Years Ended December 31,
(dollars in thousands)	2025	2024	Change	% Change
Net interest income
Interest income, on a tax-equivalent basis[1]	$896,836	$525,374	$371,462	70.7%
Interest expense	(324,251)	(201,070)	(123,181)	(61.3)%
Net interest income, on a tax-equivalent basis[1]	$572,585	$324,304	$248,281	76.6%

Net interest margin[1,2]	3.51%	2.95%	56 bps
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
Net interest spread represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, and is presented in the table below for the periods indicated:

	Years Ended December 31,
	2025	2024	2023
Net interest spread[1]	2.73%	2.19%	2.28%
___________________________________________
1.Calculated on a tax-equivalent basis.
Annualized net interest margins for the quarterly periods indicated were as follows:

	2025	2024	2023
First Quarter	3.16%	2.79%	3.13%
Second Quarter	3.49%	3.03%	2.86%
Third Quarter	3.58%	3.02%	2.81%
Fourth Quarter	3.71%	2.95%	2.75%
Management attempts to mitigate the effects of an unpredictable interest-rate environment through effective portfolio management, prudent loan underwriting and pricing discipline, and operational efficiencies.
First Busey Corporation (BUSE) | 2025 — 66

Contents of Item 7. MD&A
Noninterest Income
Changes in noninterest income are summarized in the tables below for the periods presented:

	Years Ended December 31,
(dollars in thousands)	2025	2024	Change	% Change
Noninterest income
Wealth management fees	$69,426	$63,630	$5,796	9.1%
Payment technology solutions	20,000	21,983	(1,983)	(9.0)%
Treasury management services	17,322	8,377	8,945	106.8%
Card services and ATM fees	18,048	13,424	4,624	34.4%
Other service charges on deposit accounts	6,281	9,440	(3,159)	(33.5)%
Mortgage revenue	2,565	2,075	490	23.6%
Income on bank owned life insurance	6,597	5,130	1,467	28.6%
Realized net gains (losses) on the sale of mortgage servicing rights	—	7,724	(7,724)	(100.0)%

Securities income:
Realized net gains (losses) on securities	(15,242)	(7,033)	(8,209)	(116.7)%
Unrealized net gains (losses) recognized on equity securities	4,516	931	3,585	385.1%
Net securities gains (losses)	(10,726)	(6,102)	(4,624)	(75.8)%

Other noninterest income	20,462	14,001	6,461	46.1%
Total noninterest income	$149,975	$139,682	$10,293	7.4%

Assets under care as of period end	$15,657,269	$13,833,654	$1,823,615	13.2%
Total noninterest income was $150.0 million for the year ended December 31, 2025, an increase of 7.4% when compared with $139.7 million for the year ended December 31, 2024. Total noninterest income represented 20.8% of total revenue2 in 2025, compared to 30.2% in 2024. The year ended December 31, 2025, includes ten months of income from the CrossFirst acquisition.
Revenues from wealth management fees and payment technology solutions provide a complement to spread-based revenue from traditional banking activities.
Wealth management fees increased by 9.1% to $69.4 million for 2025, compared to $63.6 million for 2024. Busey’s Wealth Management division had $15.66 billion in assets under care as of December 31, 2025, compared to $13.83 billion as of December 31, 2024. Busey’s portfolio management team continues to focus on long-term returns and managing risk in the face of volatile markets.
Income from payment technology solutions derives from Busey’s payment processing company, FirsTech. This income decreased by 9.0% to $20.0 million for 2025, compared to $22.0 million for 2024, primarily due to decreases in income from online bill payments.
Treasury management services consist primarily of business analysis charges and wire transfer fees on commercial accounts. Income from treasury management services increased by 106.8% compared to 2024 due to the addition of CrossFirst commercial services.
Card services and ATM fees, which include both commercial and consumer accounts, increased by 34.4% compared to 2024 primarily due to the addition of CrossFirst corporate card services.
2 Total revenue consists of net interest income plus noninterest income.
First Busey Corporation (BUSE) | 2025 — 67

Contents of Item 7. MD&A
Other service charges on deposit accounts were $6.3 million for the year ended December 31, 2025, a decline of 33.5% from the comparable period in 2024. Declines were largely related to lower non-sufficient fund charges, reflecting changes Busey made to its fee structure in 2025.
Mortgage revenue was $2.6 million for 2025, compared to $2.1 million for 2024. General economic conditions and interest rate volatility may impact future mortgage revenue.
Income on bank owned life insurance increased by 28.6% to $6.6 million for 2025, compared to $5.1 million for 2024, resulting from a $1.9 million increase in the cash surrender value of the insurance policies partially offset by a $0.4 million decrease in earnings on death proceeds.
During the year ended December 31, 2025, Busey did not record any realized gains on the sale of mortgage servicing rights. In comparison, during the year ended December 31, 2024, Busey recognized a $7.7 million gain on the sale of mortgage servicing rights in connection with a strategic two-part balance sheet repositioning. For more information, see “Busey executed a two-part balance sheet repositioning strategy” in the Management Discussion and Analysis included in Busey’s Quarterly Report for the first quarter of 2024, filed with the SEC on May 7, 2024.
Net securities losses of $10.7 million during the year ended December 31, 2025, were greater than the net securities losses realized during the comparable period in 2024. Losses for the year ended December 31, 2025, were comprised of $15.2 million of realized net losses on securities resulting from a strategic balance sheet repositioning completed in the first quarter of 2025, partially offset by unrealized net gains on Busey’s approximately 3% equity ownership of a financial institution that was the target of an acquisition at a significant market premium.
Other income increased by 46.1% to $20.5 million for 2025, compared to $14.0 million for 2024. Increases in other income were primarily attributable to increases in commercial loan servicing income and swap origination fees.
First Busey Corporation (BUSE) | 2025 — 68

Contents of Item 7. MD&A
Noninterest Expense
Changes in noninterest expense are summarized in the tables below for the periods presented:

	Years Ended December 31,
(dollars in thousands)	2025	2024	Change	% Change
Noninterest expense
Salaries, wages, and employee benefits	$289,063	$175,619	$113,444	64.6%
Data processing	43,181	27,124	16,057	59.2%

Premises expenses:
Net occupancy expense of premises	29,490	18,737	10,753	57.4%
Furniture and equipment expenses	8,496	6,805	1,691	24.8%
Combined, net occupancy expense of premises and furniture and equipment expenses	37,986	25,542	12,444	48.7%

Professional fees	18,807	12,804	6,003	46.9%
Amortization of intangible assets	16,614	10,057	6,557	65.2%
Interchange expense	5,194	6,001	(807)	(13.4)%
FDIC insurance	10,397	5,603	4,794	85.6%
Other noninterest expense	58,959	38,744	20,215	52.2%
Total noninterest expense	$480,201	$301,494	$178,707	59.3%

Income taxes	$51,378	$39,613	$11,765	29.7%
Effective income tax rate	27.5%	25.8%	170 bps

Efficiency ratio (Non-GAAP)[1]	63.2%	62.0%	120 bps
Adjusted efficiency ratio (Non-GAAP)[1]	55.8%	61.3%	(550) bps

Full-time equivalent associates as of period-end	1,914	1,509	405	26.8%
___________________________________________
1.For a reconciliation of non-GAAP measures to the most directly comparable GAAP financial measures, see “Item 1. Business—Non-GAAP Financial Information” included in the Annual Report.
Total noninterest expense increased to $480.2 million for the year ended December 31, 2025, compared to $301.5 million for the year ended December 31, 2024, representing a year-over-year increase of 59.3%. Growth in noninterest expense was primarily attributable to acquisition expenses related to the CrossFirst acquisition, added costs for operating expenses for two banks from March 1, 2025, until the banks were merged on June 20, 2025, and increased expenses associated with Busey’s larger organization and expanded branch network. Acquisition and restructuring expenses contributed $54.6 million to total noninterest expense for the year ended December 31, 2025, compared to $8.1 million for the comparable period in 2024. Annual pre-tax expense synergy estimates resulting from the CrossFirst acquisition remain on track at $25.0 million with 100% realization of identified synergies in 2026.
Salaries, wages, and employee benefits increased to $289.1 million for 2025, compared to $175.6 million for 2024. Excluding acquisition and restructuring expenses, which include severance, retention, and stock-based compensation expenses related to the CrossFirst acquisition, salaries, wages, and employee benefits were $252.0 million for 2025, compared to $174.0 million for 2024, representing an increase of 44.8%. During 2025, Busey added 17 banking centers, largely in connection with the CrossFirst acquisition, resulting in the expansion of Busey’s workforce, including the addition of 405 full-time equivalent associates.
First Busey Corporation (BUSE) | 2025 — 69

Contents of Item 7. MD&A
Data processing expense increased to $43.2 million for 2025, compared to $27.1 million for 2024. Excluding acquisition and restructuring expenses, data processing expense was $36.2 million for 2025, compared to $26.6 million for 2024, representing an increase of 36.2%. Increases were primarily attributable to Company-wide investments in technology enhancements, as well as inflation-driven price increases.
Combined, net occupancy expense of premises and furniture and equipment expenses increased to $38.0 million for 2025, compared to $25.5 million for 2024. The CrossFirst acquisition added 16 banking centers. Further, on August 18, 2025, Busey opened its second Denver service center, located in the Cherry Creek North neighborhood. Primary cost drivers in these expense categories include lease costs, repairs and maintenance, depreciation expense, real estate taxes, and utilities.
Professional fees increased to $18.8 million for 2025, compared to $12.8 million for 2024. Excluding acquisition and restructuring expenses, professional fees were $10.7 million for 2025, compared to $7.9 million for 2024, representing an increase of 35.3%. Primary cost drivers in this expense category include legal, audit and accounting, and consulting expenses.
Amortization of intangible assets increased to $16.6 million for 2025, compared to $10.1 million for 2024. The CrossFirst acquisition added an estimated $81.8 million of finite-lived intangible assets with amortization of $7.8 million during the year ended December 31, 2025. Busey uses an accelerated amortization methodology.
Interchange expense decreased to $5.2 million for 2025, compared to $6.0 million for 2024. Fluctuations in interchange expense relate to payment and volume activity at FirsTech.
FDIC insurance expense increased to $10.4 million for 2025, compared to $5.6 million for 2024. Additional FDIC insurance assessments were the result of Busey’s growth in average assets in connection with the CrossFirst acquisition.
Other noninterest expense increased to $59.0 million for 2025, compared to $38.7 million for 2024. Excluding acquisition and restructuring expenses, other noninterest expense was $56.5 million for 2025, compared to $37.8 million for 2024, representing an increase of 49.8%. Increases in other noninterest expense were attributable to multiple items, including increased costs on loans, marketing, business development, and office supplies.
Efficiency Ratio
The efficiency ratio3 is calculated as total noninterest expense, less amortization charges, as a percentage of tax-equivalent net interest income plus noninterest income, less security gains and losses. The efficiency ratio, which is a measure commonly used by management and the banking industry, measures the amount of expense incurred to generate a dollar of revenue. Busey’s efficiency ratio was 63.2% for the year ended December 31, 2025, compared to 62.0% for the year ended December 31, 2024.
Operating costs have been influenced by acquisition expenses and other restructuring costs, and the adjusted efficiency ratio3 was 55.8% for the year ended December 31, 2025, compared to 61.3% for the year ended December 31, 2024.
Income Taxes
Effective income tax rates, calculated by dividing income taxes by income before taxes, were 27.5%, 25.8%, and 20.4% for the years ended December 31, 2025, 2024, and 2023, respectively. Busey's effective tax rate increased in 2025 primarily due to the deferred tax impact of the lower blended state tax rates resulting in (1) a one-time revaluation of deferred tax assets; and (2) a higher disallowance related to Internal Revenue Code Section 162(m) limited compensation. These results were partially offset by increased tax credit investments and tax-exempt interest. Following the acquisition of CrossFirst Bank, and the inclusion of the CrossFirst entities within the Busey consolidated group, the deferred tax attributes were revalued to reflect the new consolidated group's state tax rates. As such, there was a significant rate change adjustment recognized against deferred tax assets in 2025, which increased Busey's effective tax rate for the year ended December 31, 2025.
3 The efficiency ratio and adjusted efficiency ratio are both non-GAAP financial measures. For a reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures, see “Item 1. Business—Non-GAAP Financial Information.”
First Busey Corporation (BUSE) | 2025 — 70

Contents of Item 7. MD&A
Busey continues to monitor evolving federal and state tax legislation and its potential impact on operations on an ongoing basis. As of December 31, 2025, Busey remains under examination by the Illinois Department of Revenue for Merchant & Manufacturers Bank's tax filings for the tax years ended December 31, 2022 and 2023. The Florida Department of Revenue examination of Busey Bank's tax years 2020 to 2022 corporate income tax filings was completed with no additional income tax assessments.
FINANCIAL CONDITION
Balance Sheet
Changes in significant items included on Busey’s Consolidated Balance Sheets are summarized in the table below:

	As of December 31,
(dollars in thousands)	2025	2024	Change	% Change
Assets
Debt securities available for sale	$2,162,548	$1,810,221	$352,327	19.5%
Debt securities held to maturity	746,385	826,630	(80,245)	(9.7)%
Portfolio loans, net of ACL	13,393,776	7,613,683	5,780,093	75.9%
Total assets	18,104,736	12,046,722	6,058,014	50.3%

Liabilities
Deposits:
Noninterest-bearing	3,659,421	2,719,907	939,514	34.5%
Interest-bearing	11,246,537	7,262,583	3,983,954	54.9%
Total deposits	14,905,958	9,982,490	4,923,468	49.3%
Securities sold under agreements to repurchase	166,929	155,610	11,319	7.3%
Long-term borrowings	113,806	—	113,806	100.0%
Subordinated notes, net of unamortized issuance costs	99,395	227,723	(128,328)	(56.4)%
Total liabilities	15,635,754	10,663,453	4,972,301	46.6%

Stockholders’ equity	2,468,982	1,383,269	1,085,713	78.5%
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
Busey considers many factors in determining the composition of its investment portfolio including, but not limited to, credit quality, duration, interest rate risk, liquidity, tax-equivalent yield, regulatory considerations, and overall portfolio allocation. As of December 31, 2025, Busey did not hold general obligation bonds of any single issuer, the aggregate of which exceeded 10% of Busey’s stockholders’ equity.
Pledged securities totaled $744.2 million, or 25.6% of total debt securities, as of December 31, 2025, and $871.4 million, or 33.0% of total debt securities, as of December 31, 2024.
First Busey Corporation (BUSE) | 2025 — 71

Contents of Item 7. MD&A
Debt Securities Available for Sale
Debt securities available for sale are carried at fair value. Net unrealized gains or losses, net of tax, are recorded in stockholders’ equity, through AOCI. As of December 31, 2025, the fair value of debt securities available for sale was $2.16 billion, and the amortized cost was $2.30 billion. There were $13.9 million of gross unrealized gains and $152.2 million of gross unrealized losses, resulting in a net unrealized loss of $138.3 million.
The composition of debt securities available for sale was as follows:

	As of December 31,
(dollars in thousands)	2025	2024
Debt securities available for sale
Obligations of U.S. government corporations and agencies	$112,046	$1,400
Obligations of states and political subdivisions	263,873	139,829
Asset-backed securities	265,580	336,557
Commercial mortgage-backed securities	132,942	92,174
Residential mortgage-backed securities	1,344,416	1,087,210
Corporate debt securities	43,691	153,051
Debt securities available for sale, fair value	$2,162,548	$1,810,221

Debt securities available for sale, amortized cost	$2,300,845	$2,039,952
Fair value as a percentage of amortized cost	93.99%	88.74%
First Busey Corporation (BUSE) | 2025 — 72

Contents of Item 7. MD&A
By maturity date, fair values and weighted average yields of debt securities available for sale as of December 31, 2025, are presented in the following table:

	Due in 1 year or less		Due after 1 year through 5 years		Due after 5 years through 10 years		Due after 10 years
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Debt securities available for sale[1]
Obligations of U.S. government corporations and agencies	$—	—%	$82	5.18%	$—	—%	$111,964	4.95%
Obligations of states and political subdivisions[2]	5,889	3.70%	42,361	2.55%	75,654	3.08%	139,969	5.65%
Asset-backed securities	—	—%	—	—%	120,990	5.37%	144,590	5.27%
Commercial mortgage-backed securities	1,612	2.75%	2,618	3.02%	58,612	3.31%	70,100	3.44%
Residential mortgage-backed securities	53	2.87%	2,908	3.91%	75,297	2.16%	1,266,158	3.09%
Corporate debt securities	3,130	2.61%	15,366	4.30%	25,195	4.20%	—	—%
Debt securities available for sale	$10,684	3.23%	$63,335	3.06%	$355,748	3.78%	$1,732,781	3.61%
___________________________________________
1.Securities are presented based upon final contractual maturity or pre-refunded date.
2.Weighted average yield calculated on a tax-equivalent basis, assuming a federal income tax rate of 21.0%.
Debt Securities Held to Maturity
Debt securities held to maturity are carried at amortized cost. Unrecognized losses related to securities that were transferred in 2022 are included in OCI, net of taxes, and amortized into income over the contractual lives of the securities. An ACL balance will be established for debt securities held to maturity when applicable. No ACL was recorded for Busey’s portfolio of debt securities held to maturity as of December 31, 2025 or 2024.
As of December 31, 2025, the amortized cost of debt securities held to maturity was $746.4 million, and the fair value was $626.0 million. There were no gross unrecognized gains and $120.4 million of gross unrecognized losses.
The composition of debt securities held to maturity was as follows:

	As of December 31,
(dollars in thousands)	2025	2024
Debt securities held to maturity
Commercial mortgage-backed securities	$367,825	$415,530
Residential mortgage-backed securities	378,560	411,100
Debt securities held to maturity, amortized cost	$746,385	$826,630

Debt securities held to maturity, fair value	$625,957	$675,053
Fair value as a percentage of amortized cost	83.87%	81.66%
First Busey Corporation (BUSE) | 2025 — 73

Contents of Item 7. MD&A
By maturity date, fair values and weighted average yields of debt securities held to maturity as of December 31, 2025, are presented in the following table:

	Due in 1 year or less		Due after 1 year through 5 years		Due after 5 years through 10 years		Due after 10 years
(dollars in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Debt securities held to maturity[1]
Commercial mortgage-backed securities	$19,896	2.15%	$35,836	2.18%	$—	—%	$246,883	2.12%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	323,342	2.22%
Debt securities held to maturity	$19,896	2.15%	$35,836	2.18%	$—	—%	$570,225	2.18%
___________________________________________
1.Securities are presented based upon final contractual maturity or pre-refunded date.
Equity Securities
Equity securities are carried at fair value. The fair value of equity securities was $14.9 million as of December 31, 2025, compared to $15.9 million as of December 31, 2024.
Portfolio Loans
Busey believes that making sound and profitable loans is a necessary and desirable means of employing funds available for investment. Busey maintains lending policies and procedures designed to focus lending efforts on the types, locations, and duration of loans most appropriate for its business model and markets. While not specifically limited, Busey attempts to focus its lending on short to intermediate-term loans (0-10 years) in states where Busey maintains lending offices. Busey attempts to utilize government-assisted lending programs, such as the SBA and U.S. Department of Agriculture lending programs, when prudent. Generally, loans are collateralized by assets, primarily real estate, and guaranteed by individuals. Loans are expected to be repaid primarily from cash flows of the borrowers or from proceeds from the sale of selected assets of the borrowers.
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
First Busey Corporation (BUSE) | 2025 — 74

Contents of Item 7. MD&A
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
Commercial Real Estate Loans
The commercial environment, along with the academic presence in some of the markets in which Busey operates, provides for the majority of Busey’s commercial lending opportunities to be CRE related, including multi-unit housing. As the majority of Busey’s loan portfolio is within the CRE class, Busey’s goal is to maintain a high quality, geographically diverse portfolio of CRE loans. CRE loans are subject to underwriting standards and guidelines similar to commercial loans. CRE loans are generally guaranteed, in full or a material percentage, by the primary owners of the business. Repayment of these loans is primarily dependent on the cash flows of the underlying property. Nevertheless, CRE loans generally must be supported by an adequate underlying collateral value. The performance and the value of the underlying property may be adversely affected by economic factors or geographical and/or industry specific factors. These loans are subject to other industry guidelines which Busey closely monitors.
Real Estate Construction Loans
Real estate construction loans are primarily commercial in nature. Loan proceeds are monitored by Busey and advanced for the improvement of real estate in which Busey holds a mortgage. Real estate construction loans will generally be guaranteed, in full or a material percentage, by the developer or primary owners of the business. These loans are subject to underwriting standards and guidelines similar to commercial loans and generally must be supported by an adequate “as completed” value of the underlying project. In addition to the underlying project, the financial history of the developer and business owners weighs significantly in determining approval. Repayment of these loans is typically through permanent financing following completion of the construction. Real estate construction loans are inherently more risky than loans on completed properties as the unimproved nature and the financial risks of construction significantly enhance the risks of commercial real estate loans. These loans are closely monitored and subject to other industry guidelines.
Retail Real Estate Loans
Retail real estate loans are comprised of direct consumer loans that include residential real estate, home equity lines of credit, and home equity loans. In 2025, Busey retained a smaller percentage of originated retail real estate loans in its portfolio, electing to sell a larger percentage to secondary market purchasers. As retail real estate loan underwriting is subject to specific regulations, Busey typically underwrites retail real estate loans to conform to widely accepted standards. Several factors are considered in underwriting including the debt-to-income ratio and credit history of the borrower, as well as the value of the underlying real estate.
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
First Busey Corporation (BUSE) | 2025 — 75

Contents of Item 7. MD&A
Portfolio Composition
The composition of Busey’s loan portfolio as of the dates indicated, as well as changes in portfolio loan balances, were as follows:

	As of December 31,
(dollars in thousands)	2025	2024	Change	% Change
Commercial loans
C&I and other commercial	$4,229,208	$1,904,515	$2,324,693	122.1%
CRE	5,550,018	3,269,564	2,280,454	69.7%
Real estate construction	1,039,289	378,209	661,080	174.8%
Total commercial loans	10,818,515	5,552,288	5,266,227	94.8%
Retail loans
Retail real estate	2,154,616	1,696,457	458,159	27.0%
Retail other	594,668	448,342	146,326	32.6%
Total retail loans	2,749,284	2,144,799	604,485	28.2%
Total portfolio loans	13,567,799	7,697,087	5,870,712	76.3%
ACL	(174,023)	(83,404)	(90,619)	108.7%
Portfolio loans, net	$13,393,776	$7,613,683	$5,780,093	75.9%
Portfolio loan growth in 2025 was primarily attributable to the CrossFirst acquisition. Busey remains steadfast in its conservative approach to underwriting and disciplined approach to pricing. During 2025, Busey experienced elevated payoffs that outpaced new production momentums.
Concentration of Credit Risk
As a matter of policy and practice, Busey limits the level of concentration exposure in any particular loan segment with the goal of maintaining a well-diversified loan portfolio. The following table presents the percentage of total portfolio loans for each lending activity.

	As of December 31,
	2025	2024
Commercial loans
C&I and other commercial	31.2%	24.8%
CRE	40.9%	42.5%
Real estate construction	7.6%	4.9%
Total commercial loans	79.7%	72.2%
Retail loans
Retail real estate	15.9%	22.0%
Retail other	4.4%	5.8%
Total retail loans	20.3%	27.8%
Total portfolio loans	100.0%	100.0%
Busey Bank originates loans across its regional operating model and through its specialty product lines, as described below:
•East – Suburban Chicago markets, the St. Louis MSA, and southwest Florida
•Midwest – Central Illinois and Indianapolis, Indiana
•Central – The Kansas City MSA, Central Kansas, and Oklahoma
First Busey Corporation (BUSE) | 2025 — 76

Contents of Item 7. MD&A
•Texas – The Dallas-Fort Worth MSA
•West – Colorado, New Mexico, and Arizona
•Verticals – Busey’s Life Equity Lending, Sponsor Finance, Energy Lending, and SBA Lending products
The distribution of Busey Bank loans outstanding as of December 31, 2025, that were originated in each of these markets is presented in the table below:

	As of December 31, 2025
(dollars in thousands)	C&I and other commercial	CRE	Real estate construction	Retail real estate	Retail other	Total
Loans by region of origination
East	$1,088,440	$1,808,207	$113,509	$879,925	$80,416	$3,970,497
Midwest	844,521	1,424,213	269,526	722,721	9,521	3,270,502
Central	626,517	839,189	204,985	342,953	9,792	2,023,436
Texas	598,561	790,181	276,156	117,814	3,211	1,785,923
West	245,275	527,756	155,173	78,952	457	1,007,613
Verticals	825,894	160,472	19,940	12,251	491,271	1,509,828
Total portfolio loans	$4,229,208	$5,550,018	$1,039,289	$2,154,616	$594,668	13,567,799
ACL						(174,023)
Portfolio loans, net of ACL						$13,393,776
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
First Busey Corporation (BUSE) | 2025 — 77

Contents of Item 7. MD&A
Commercial Real Estate Loans
CRE loans made up 40.9% of Busey’s total loan portfolio as of December 31, 2025, and CRE properties were approximately 25.8% owner occupied. Owner occupied commercial real estate is generally dependent on the performance of the borrowers’ businesses, whereas non-owner occupied commercial real estate is generally reliant on property cash flows generated by third-party tenants.

	As of December 31,
(dollars in thousands)	2025		2024
COMMERCIAL REAL ESTATE LOANS
Non-owner occupied commercial real estate	$4,118,361	74.2%	$2,360,273	72.2%
Owner-occupied commercial real estate	1,431,657	25.8%	909,291	27.8%
Total commercial real estate loans	$5,550,018	100.0%	$3,269,564	100.0%
CRE loans are made across a variety of industries, as depicted in the table below. Balances reflected in the table below do not include loan origination fees or costs, purchase accounting adjustments, SBA discounts, or negative escrow amounts.

	As of December 31, 2025
	CRE Loans	Occupied By		% of CRE Loans That Are Owner Occupied
(dollars in thousands)		Non-Owner	Owner
Industry
Industrial and warehousing	$1,189,936	$702,068	$487,868	41.0%
Apartments	875,081	874,893	188	—%
Retail	870,227	747,309	122,918	14.1%
Traditional office	675,386	464,224	211,162	31.3%
Specialty	561,210	222,564	338,646	60.3%
Hotel	333,906	329,186	4,720	1.4%
Medical office	285,182	133,805	151,377	53.1%
Student housing	231,134	231,019	115	—%
Restaurant	153,063	37,684	115,379	75.4%
Self-Storage	151,999	147,572	4,427	2.9%
Senior housing	137,485	132,504	4,981	3.6%
Nursing homes	91,951	90,506	1,445	1.6%
Healthcare	20,263	20,000	263	1.3%
Group homes	4,986	3,568	1,418	28.4%
Continuing Care Facilities	2,965	2,965	—	—%
1-4 Family	500	500	—	—%
Land acquisition and development	91	—	91	100.0%
Other	890	389	501	56.3%
Total	$5,586,255	$4,140,756	$1,445,499	25.9%
Loan Commitments
Commitments to extend credit and standby letters of credit increased by $2.27 billion, or 89.2%, to a total of $4.82 billion as of December 31, 2025, compared to $2.55 billion as of December 31, 2024.
Loan Maturities
The determination of loan maturities is based on contractual loan terms. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are considered to mature within one year.
First Busey Corporation (BUSE) | 2025 — 78

Contents of Item 7. MD&A
The following table sets forth the remaining maturities of portfolio loans at December 31, 2025:

(dollars in thousands)	Within 1 Year	After 1 Year Through 5 Years	After 5 Years Through 15 Years	After 15 Years	Total
Portfolio loans
C&I and other commercial	$1,313,365	$2,312,244	$471,324	$132,275	$4,229,208
CRE	1,583,739	3,060,619	812,144	93,516	5,550,018
Real estate construction	454,078	527,776	36,120	21,315	1,039,289
Retail real estate	109,449	254,098	510,486	1,280,583	2,154,616
Retail other	78,660	515,367	641	—	594,668
Total portfolio loans	$3,539,291	$6,670,104	$1,830,715	$1,527,689	$13,567,799
Interest Rate Structure
Portfolio loans maturing after one year are summarized below by interest rate structure and lending activity, as of December 31, 2025:

(dollars in thousands)	Fixed Rate	Adjustable Rate	Total
Portfolio loans maturing after 1 year
C&I and other commercial	$867,820	$2,048,023	$2,915,843
CRE	2,188,213	1,778,066	3,966,279
Real estate construction	63,004	522,207	585,211
Retail real estate	831,864	1,213,303	2,045,167
Retail other	70,712	445,296	516,008
Total portfolio loans maturing after 1 year	$4,021,613	$6,006,895	$10,028,508
Allowance for Credit Losses and Provision for Credit Losses
The ACL is a significant estimate on Busey’s Consolidated Financial Statements, affecting both earnings and capital. The methodology adopted influences, and is influenced by, Busey’s overall credit risk management processes. The ACL is recorded in accordance with GAAP to provide an adequate reserve for expected credit losses that is reflective of management’s best estimate of what is expected to be collected. Estimates of credit losses are based on a careful consideration of all significant factors affecting the collectability as of the evaluation date. The ACL is established through the provision for credit loss charged to income. Provision expenses for loan losses were recorded as follows for each of the years indicated:

		Years Ended December 31,
(dollars in thousands)	Location	2025	2024	2023
Provision for loan losses[1]	Provision for credit losses	$45,746	$8,590	$2,399
___________________________________________
1.The year ended December 31, 2025, included $42.4 million provision expense that was recorded to establish an initial allowance for loan losses on non-PCD loans immediately following the close of the CrossFirst acquisition in accordance with ASC 326‑20‑30‑15.
First Busey Corporation (BUSE) | 2025 — 79

Contents of Item 7. MD&A
The following table summarizes, by lending activity, net charge-off and recovery activity affecting the ACL balance, together with average portfolio loans outstanding and the related ratios of net charge-offs (recoveries) to average portfolio loans:

(dollars in thousands)	ACL	Average Portfolio Loans Outstanding	Ratio of Net Charge-offs (Recoveries) To Average Portfolio Loans
ACL balance, December 31, 2022	$91,608
Net (charge-offs) recoveries and average portfolio loans by lending activity:
C&I and other commercial	(1,877)	$1,910,008	0.10%
CRE	(379)	3,316,633	0.01%
Real estate construction	171	536,280	(0.03)%
Retail real estate	183	1,689,868	(0.01)%
Retail other	(365)	306,683	0.12%
Net (charge-offs) recoveries and average portfolio loans	(2,267)	$7,759,472	0.03%
Provision for loan losses	2,399
ACL balance, December 31, 2023	91,740
Day 1 PCD[1]	1,243
Net (charge-offs) recoveries and average portfolio loans by lending activity:
C&I and other commercial	(14,946)	$1,892,293	0.79%
CRE	(3,168)	3,361,644	0.09%
Real estate construction	67	416,439	(0.02)%
Retail real estate	348	1,714,681	(0.02)%
Retail other	(470)	419,572	0.11%
Net (charge-offs) recoveries and average portfolio loans	(18,169)	$7,804,629	0.23%
Provision for loan losses	8,590
ACL balance, December 31, 2024	83,404
Day 1 PCD[1]	100,783
Day 2 Provision for loan losses[2]	42,433
Net (charge-offs) recoveries and average portfolio loans by lending activity:
C&I and other commercial	(41,862)	$4,039,572	1.04%
CRE	(12,342)	5,161,370	0.24%
Real estate construction	95	940,845	(0.01)%
Retail real estate	(750)	2,127,351	0.04%
Retail other	(1,051)	487,799	0.22%
Net (charge-offs) recoveries and average portfolio loans	(55,910)	$12,756,937	0.44%
Provision for loan losses	3,313
ACL balance, December 31, 2025	$174,023
___________________________________________
1.The Day 1 PCD was attributable to the M&M acquisition in 2024 and the CrossFirst acquisition in 2025.
2.The Day 2 Provision for loan losses was attributable to the CrossFirst acquisition.
First Busey Corporation (BUSE) | 2025 — 80

Contents of Item 7. MD&A
The following table sets forth the ACL by loan categories and percentage of loans to total loans as of December 31 for each of the years indicated:

	As of December 31,
	2025		2024
(dollars in thousands)	ACL	% of Loans to Total Loans	ACL	% of Loans to Total Loans
Loan Category
C&I and other commercial	$61,370	31.2%	$21,589	24.8%
CRE	70,328	40.9%	32,301	42.5%
Real estate construction	11,568	7.6%	3,345	4.9%
Retail real estate	29,178	15.9%	23,711	22.0%
Retail other	1,579	4.4%	2,458	5.8%
Total	$174,023	100.0%	$83,404	100.0%
Busey did not record an allowance for loan losses for its Life Equity Loan® portfolio, a component of its retail other lending activity, due to no expected credit loss at default, as permitted under the practical expedient provided within ASC 326-20-35-6. The Life Equity Loan® portfolio balance was $445.4 million as of December 31, 2025, and $264.2 million as of December 31, 2024.
As of December 31, 2025, Busey management believed the level of the allowance to be appropriate based upon the information available. However, additional losses may be identified in the loan portfolio as new information is obtained. Factors that influence Busey’s calculation of its ACL include changes in economic conditions and forecasts, originated and acquired loan portfolio composition, credit performance trends, portfolio duration, and other factors.
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
First Busey Corporation (BUSE) | 2025 — 81

Contents of Item 7. MD&A
The following table sets forth information concerning non-performing assets and asset quality ratios:

	As of December 31,
(dollars in thousands)	2025	2024	Change	% Change
Total assets	$18,104,736	$12,046,722	$6,058,014	50.3%
Portfolio loans	13,567,799	7,697,087	5,870,712	76.3%
Loans 30 – 89 days past due	16,475	8,124	8,351	102.8%

Non-performing assets
Non-performing loans:
Non-accrual loans	$51,198	$22,088	$29,110	131.8%
Loans 90+ days past due and still accruing	2,288	1,149	1,139	99.1%
Total non-performing loans	53,486	23,237	30,249	130.2%
OREO and other repossessed assets	4,626	63	4,563	NM
Total non-performing assets	58,112	23,300	34,812	149.4%
Substandard (excludes 90+ days past due)	116,402	62,023	54,379	87.7%
Classified assets	$174,514	$85,323	$89,191	104.5%

ACL	$174,023	$83,404	$90,619	108.7%
Bank Tier 1 Capital	2,150,048	1,438,296	711,752	49.5%

Ratios
ACL to portfolio loans	1.28%	1.08%	20 bps
ACL to non-accrual loans	3.40 x	3.78 x	(0.38) x
ACL to non-performing loans	3.25 x	3.59 x	(0.34) x
ACL to non-performing assets	2.99 x	3.58 x	(0.58) x
Non-accrual loans to portfolio loans	0.38%	0.29%	9 bps
Non-performing loans to portfolio loans	0.39%	0.30%	9 bps
Non-performing assets to total assets	0.32%	0.19%	13 bps
Non-performing assets to portfolio loans and OREO and other repossessed assets	0.43%	0.30%	13 bps
Classified assets to Bank Tier 1 Capital and ACL	7.51%	5.61%	190 bps
Busey’s total assets grew by 50.3% to $18.10 billion as of December 31, 2025, compared to $12.05 billion as of December 31, 2024, largely in connection with the CrossFirst acquisition. Further, Busey’s loan portfolio grew by 76.3% to $13.57 billion as of December 31, 2025, compared to $7.70 billion as of December 31, 2024.
Asset quality continues to be strong. Following the merger of CrossFirst Bank into Busey Bank in June, Busey is operating as one bank, with a singular credit policy, concentration limits, and monitoring that will continue to align with Busey’s pillars of credit quality. Busey’s operating mandate and focus remain on emphasizing credit quality over asset growth.
Non-performing loan balances increased to $53.5 million as of December 31, 2025, compared to $23.2 million as of December 31, 2024, primarily due to PCD loans assumed in the CrossFirst acquisition. Non-performing loans represented 0.39% of portfolio loans as of December 31, 2025, compared to 0.30% as of December 31, 2024. Busey’s ACL was 3.25 times its non-performing loan balance at December 31, 2025, compared to 3.59 times its non-performing loan balance at December 31, 2024.
First Busey Corporation (BUSE) | 2025 — 82

Contents of Item 7. MD&A
Non-performing assets, which include non-performing loans, OREO, and other repossessed assets, increased to $58.1 million as of December 31, 2025, compared to $23.3 million as of December 31, 2024. Non-performing assets represented 0.32% of total assets as of December 31, 2025, compared to 0.19% as of December 31, 2024. Busey’s ACL was 2.99 times its non-performing assets as of December 31, 2025, compared to 3.58 times its non-performing assets as of December 31, 2024.
Classified assets, which include non-performing assets and substandard loans, increased to $174.5 million as of December 31, 2025, compared to $85.3 million as of December 31, 2024. Classified assets represented 7.51% of Busey Bank’s Tier 1 capital and ACL at December 31, 2025, up from 5.61% at December 31, 2024.
Net charge-offs totaled $55.9 million in 2025, representing 0.44% of average loans, compared with net charge-offs of $18.2 million in 2024, representing 0.23% of average loans. Net charge-offs for the year ended December 31, 2025, included $36.2 million related to PCD loans.
Asset quality metrics remain dependent upon market-specific economic conditions, and specific measures may fluctuate from period to period. If economic conditions were to deteriorate, Busey would expect the credit quality of its loan portfolio to decline and loan defaults to increase.
Potential Problem Loans
Potential problem loans are loans classified as substandard that are not individually evaluated, non-accrual, or 90+ days past due, but where current information indicates that the borrower may not be able to comply with loan repayment terms. Management assesses the potential for loss on such loans and considers the effect of any potential loss in determining its provision for expected credit losses. Potential problem loans increased to $116.4 million, or 0.9% of portfolio loans, as of December 31, 2025, compared to $62.0 million, or 0.8% of portfolio loans, as of December 31, 2024. Management continues to monitor these loans and work with the borrowers on restructurings, guarantees, additional collateral, or other planned actions. As of December 31, 2025, management identified no other loans that represent or result from trends or uncertainties that would be expected to materially impact future operating results, liquidity, or capital resources.
Deposits
The following table presents the composition of, and changes in, Busey’s deposits:

	As of December 31,
	2025		2024
(dollars in thousands)	Balance	% Total	Balance	% Total	Change	% Change
Deposits
Non-maturity deposits:
Noninterest-bearing demand deposits	$3,659,421	24.6%	$2,719,907	27.3%	$939,514	34.5%
Interest-bearing transaction deposits	3,119,475	20.9%	2,423,237	24.3%	696,238	28.7%
Saving deposits and money market deposits	5,697,172	38.2%	3,348,711	33.5%	2,348,461	70.1%
Total non-maturity deposits	12,476,068	83.7%	8,491,855	85.1%	3,984,213	46.9%
Time deposits	2,429,890	16.3%	1,490,635	14.9%	939,255	63.0%
Total deposits	$14,905,958	100.0%	$9,982,490	100.0%	$4,923,468	49.3%
First Busey Corporation (BUSE) | 2025 — 83

Contents of Item 7. MD&A
Total deposits increased by 49.3% to $14.91 billion as of December 31, 2025, compared to $9.98 billion as of December 31, 2024, in connection with the CrossFirst acquisition. Busey focuses on deepening its customer relationships to maintain and protect its strong core deposit4 franchise. Core deposits include non-brokered transaction accounts, money market and savings deposit accounts, and time deposits of $250,000 or less. Core deposits represented 93.7% of total deposits as of December 31, 2025.
Deposits are federally insured up to the FDIC insurance limit of $250,000. When a portion of a deposit account exceeds the FDIC insurance limit, that portion is uninsured. Estimated uninsured deposits were $6.46 billion, or 43% of total deposits, as of December 31, 2025. Excluding intercompany accounts, fully collateralized accounts (including preferred deposits), and pass-through accounts where clients have deposit insurance at the correspondent financial institution, the portion of Busey’s deposit base that was uninsured and not otherwise collateralized was estimated to be $5.58 billion, or 37% of total deposits, at December 31, 2025. Of that amount, $759.4 million represented time deposits. The following table presents estimates of the uninsured portion of time deposits by maturity date:

(dollars in thousands)	As of December 31, 2025
Estimated uninsured time deposits by schedule of maturities
3 months or less	$193,879
Over 3 months through 6 months	467,812
Over 6 months through 12 months	82,469
Thereafter	15,195
Uninsured time deposits	$759,355
Additional information about Busey’s deposits is located in “Note 9. Deposits.”
Borrowings
Busey’s borrowings include, as applicable, securities sold under agreements to repurchase, a revolving line of credit, short-term borrowings, long-term borrowings, subordinated notes, and junior subordinated debt owed to unconsolidated trusts.
4 Core deposits is a non-GAAP financial measure. For a reconciliation of non-GAAP measures to the most directly comparable GAAP financial measures, see “Item 1. Business—Non-GAAP Financial Information” included in this Annual Report.
First Busey Corporation (BUSE) | 2025 — 84

Contents of Item 7. MD&A

The following table sets forth the distribution of securities sold under agreements to repurchase and short-term borrowings, as well as the weighted average interest rates thereon:

	Years Ended December 31,
(dollars in thousands)	2025	2024	2023
Securities sold under agreements to repurchase
Balance at end of period	$166,929	$155,610	$187,396
Weighted average interest rate at end of period	2.22%	2.63%	3.26%
Maximum outstanding at any month end in year-to-date period	$166,929	$214,567	$248,850
Average daily balance for the year-to-date period	149,724	147,588	200,702
Weighted average interest rate during period[1]	2.47%	2.91%	2.58%

FHLB advances, current portion due within 12 months
Balance at end of period	$—	$—	$—
Weighted average interest rate at end of period	—%	—%	—%
Maximum outstanding at any month end in year-to-date period	$76,911	$24,100	$603,881
Average daily balance for the year-to-date period	11,698	7,018	241,382
Weighted average interest rate during period[1]	4.45%	5.54%	4.90%

Term Loan, current portion due within 12 months
Balance at end of period	$—	$—	$12,000
Weighted average interest rate at end of period	—%	—%	7.14%
Maximum outstanding at any month end in year-to-date period	$—	$12,000	$12,000
Average daily balance for the year-to-date period	—	2,853	12,000
Weighted average interest rate during period[1]	—%	7.26%	6.88%
___________________________________________
1.The weighted average interest rate is computed by dividing total interest for the period by the average daily balance outstanding.
Additional information about Busey’s borrowing activities is located in “Note 10. Borrowings.” Additional information about Busey’s contractual obligations related to its borrowing activities is located under the heading “Contractual Obligations” within this MD&A.
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
First Busey Corporation (BUSE) | 2025 — 85

Contents of Item 7. MD&A
Average liquid assets are summarized in the table below:

	Years Ended December 31,
(dollars in thousands)	2025	2024	2023
Average liquid assets
Cash and due from banks	$166,511	$109,400	$116,530
Interest-bearing bank deposits	575,781	445,881	214,422
Less: Restricted and pledged cash and bank deposits	(86,844)	(38,057)	(35,806)
Total average liquid assets	$655,448	$517,224	$295,146

Average liquid assets as a percent of average total assets	3.7%	4.3%	2.4%
Cash and unencumbered securities on Busey’s Consolidated Balance Sheets are summarized as follows:

	As of December 31,
(dollars in thousands)	2025	2024
Unencumbered cash and securities
Total cash and cash equivalents	$294,052	$697,659
Restricted and pledged cash and bank deposits	(96,102)	(65,830)
Debt securities available for sale	2,162,548	1,810,221
Debt securities available for sale pledged as collateral	(562,566)	(653,454)
Cash and unencumbered securities	$1,797,932	$1,788,596
Busey’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayments, and capital funds. Additional liquidity is provided by the ability to borrow from the FHLB, the Federal Reserve Bank, and Busey’s revolving credit facility, as summarized in the table below:

	As of December 31,
(dollars in thousands)	2025	2024
Additional available borrowing capacity
FHLB	$1,775,157	$1,679,463
Federal Reserve Bank	1,585,816	664,083
Federal funds purchased	485,000	477,500
Revolving credit facility	40,000	40,000
Additional borrowing capacity	$3,885,973	$2,861,046
Further, Busey could utilize brokered deposits as additional sources of liquidity, as needed.
As of December 31, 2025, management believed that adequate liquidity existed to meet all projected cash flow obligations. Busey seeks to achieve a satisfactory degree of liquidity by actively managing both assets and liabilities. Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.
Busey’s ability to pay cash dividends to its stockholders and to service its debt is dependent on the receipt of cash dividends from its subsidiaries. Busey Bank paid dividends to First Busey Corporation totaling $160.0 million and $100.0 million for the years ended December 31, 2025, and 2024, respectively.
Off-Balance-Sheet Arrangements
Busey Bank routinely enters into commitments to extend credit and standby letters of credit in the normal course of business to meet the financing needs of its customers. The balance of commitments to extend credit represents future cash requirements and some of these commitments may expire without being drawn upon.
First Busey Corporation (BUSE) | 2025 — 86

Contents of Item 7. MD&A
The following table summarizes Busey’s outstanding commitments and reserves for unfunded commitments :

	As of December 31,
(dollars in thousands)	2025	2024
Outstanding loan commitments and standby letters of credit	$4,820,613	$2,548,178
Reserve for unfunded commitments	12,964	5,967
The following table summarizes Busey’s provision for unfunded commitments for the periods presented:

		Years Ended December 31,
(dollars in thousands)	Location	2025	2024	2023
Provision for unfunded commitments[1]	Provision for credit losses	$6,997	$(1,095)	$461
___________________________________________
1.The year ended December 31, 2025, included $7.2 million to establish an initial allowance for unfunded commitments in connection with the CrossFirst acquisition.
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
The following table summarizes significant contractual obligations and other commitments, excluding, when applicable, short-term borrowings and the current portion of long-term borrowings, as of December 31, 2025:

(dollars in thousands)	Time deposits	Long-term Borrowings	Subordinated Notes, Net of Unamortized Issuance Costs	Junior Subordinated Debt Owed to Unconsolidated Trusts	Operating Leases in Other Liabilities	Total
Contractual obligations[1]
2026	$2,364,343	$3,234	$5,000	$4,813	$6,255	$2,382,960
2027	46,913	60,290	5,000	4,813	5,929	122,215
2028	10,952	48,865	5,000	4,813	5,406	74,284
2029	4,593	762	5,000	4,813	4,407	18,813
2030	2,667	757	5,000	4,813	3,505	15,985
Thereafter	422	9,919	107,389	101,411	12,690	221,912
Contractual obligations	$2,429,890	$123,827	$132,389	$125,476	$38,192	$2,849,774

Commitments to extend credit and standby letters of credit						$4,820,613
___________________________________________
1.The contractual obligations in this table include principal and estimated interest without any purchase accounting or debt issuance cost adjustments.
Cash Flows
Busey’s cash flows consist of operating activities, investing activities, and financing activities.
First Busey Corporation (BUSE) | 2025 — 87

Contents of Item 7. MD&A
Net cash flows provided by operating activities totaled $192.6 million in 2025, compared to $178.3 million provided by operating activities in 2024. Significant operating activities affecting cash flows include net income, depreciation and amortization, the provision for credit losses, stock-based compensation, and mortgage loan sale activity. Fluctuations in sales of loans held for sale are a function of changes in market rates for mortgage loans, which influence refinance activity.
Net cash provided by investing activities totaled $1.10 billion in 2025, compared to $657.9 million provided by investing activities in 2024. Significant investing activities are those associated with managing Busey’s investment and loan portfolios.
Net cash used in financing activities totaled $1.69 billion in 2025, compared to $858.1 million used in financing activities in 2024. Significant financing activities affecting cash flows include deposit and other borrowings, issuance of preferred stock, and cash dividends paid.
For additional detail, see the Consolidated Statements of Cash Flows.
Capital Resources
Busey’s capital ratios are in excess of those required to be considered “well-capitalized” pursuant to applicable regulatory guidelines. The Federal Reserve uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks. Risk-based capital ratios are established by allocating assets and certain off-balance-sheet commitments into risk-weighted categories. These balances are then multiplied by the factor appropriate for that risk-weighted category. In order to refrain from restrictions on dividends, equity repurchases, and discretionary bonus payments, banking institutions must maintain capital in excess of regulatory minimum capital requirements. The table below presents minimum capital ratios that include the capital conservation buffer in comparison to the capital ratios for First Busey and Busey Bank as of December 31, 2025.

	Minimum Capital Requirements with Capital Buffer	As of December 31, 2025
		First Busey	Busey Bank
Common equity Tier 1 capital to risk weighted assets	7.00%	12.43%	13.97%
Tier 1 capital to risk weighted assets	8.50%	13.88%	13.97%
Total capital to risk weighted assets	10.50%	15.93%	14.86%
Leverage ratio of Tier 1 capital to average assets	4.00%	11.93%	12.00%
Management believes that no conditions or events have occurred since December 31, 2025, that would materially adversely change First Busey’s or Busey Bank’s capital classifications. For further discussion of capital resources and requirements, see “Note 12. Regulatory Capital.”
NEW ACCOUNTING PRONOUNCEMENTS
Busey reviews new accounting standards as issued. Information relating to accounting pronouncements applicable to Busey appears in “Note 1. Significant Accounting Policies” in the Notes to Consolidated Financial Statements.
EFFECTS OF INFLATION
The effect of inflation on a financial institution differs significantly from the effect on an industrial company. While a financial institution’s operating expenses, particularly salaries, wages, and employee benefits, are affected by general inflation, the asset and liability structure of a financial institution consists largely of monetary items. Monetary items, such as cash, loans, and deposits, are those assets and liabilities which are or will be converted into a fixed number of dollars regardless of changes in prices. As a result, changes in interest rates have a more significant impact on a financial institution’s performance than does general inflation. For additional information regarding interest rates and changes in net interest income see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operation — Three Years Ended December 31, 2025—Net Interest Income” and “Item  7A. Quantitative and Qualitative Disclosures About Market Risk.”
First Busey Corporation (BUSE) | 2025 — 88

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
Busey’s interest rate risk resulting from immediate and sustained changes in interest rates, expressed as a change in net interest income as a percentage of the net interest income calculated in the constant base model, was as follows:

	Year-One: Basis Point Changes		Year-Two: Basis Point Changes
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
+200	4.14%	4.05%	5.65%	5.24%
+100	2.31%	1.96%	3.13%	2.59%
-100	(1.76)%	(1.81)%	(3.27)%	(3.35)%
-200	(2.18)%	(3.39)%	(5.59)%	(6.65)%
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
First Busey Corporation (BUSE) | 2025 — 89

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Contents of Item 8. Financial Statements and Supplementary Data
First Busey Corporation (BUSE) | 2025 — 90

Contents of Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of First Busey Corporation and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of First Busey Corporation and Subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 26, 2026, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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
First Busey Corporation (BUSE) | 2025 — 91

Contents of Item 8. Financial Statements and Supplementary Data
Allowance for Credit Losses on Loans ‑ Adjustments to Historical Loss Factors

As described in Note 1 to the financial statements, the allowance for credit losses is measured on a collective (pool) loan basis when similar risk characteristics exist. On a case by case basis, a loan may be evaluated on an individual basis based on disparate risk characteristics. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the amortized cost basis. Adjustments to historical loss information are made for differences in current loan specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions such as changes in unemployment rates, property values, and other relevant factors. The calculation also contemplates that Busey may not be able to make or obtain such forecasts for the entire life of the financial assets and requires a reversion to historical credit loss information. As described in Note 4 to the financial statements, Management estimates the allowance for credit losses balance using relevant available information from internal and external sources relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. The allowance for credit losses consists of three components: (1) specific allocations/individual reserves; (2) quantitative reserves; and (3) qualitative reserves.

We identified the adjustments to historical loss factors, including the forecasting and qualitative reserves components of the allowance for credit losses on pooled loans, as a critical audit matter, as auditing the underlying support and adjustments required significant auditor judgment as amounts determined or utilized by management rely on analysis that is highly subjective and includes significant estimation uncertainty.

Our audit procedures related to the adjustments to historical loss factors within the allowance for credit losses on pooled loans include the following, among others:

•We obtained an understanding of the relevant controls related to the allowance for credit losses on pooled loans and tested such controls for design and operating effectiveness, including those over approval of key data inputs including forecasted economic scenarios, loss drivers and qualitative factors (such as economic and business conditions) including validation of underlying data, qualitative reserve component in the calculation of the allowance for credit losses and tested such controls for design and operating effectiveness.

•We tested the completeness and accuracy of data used by management in determining the inputs to the forecasted economic scenarios and qualitative reserve component including testing the supporting data for agreement to internal or external source data.

•We tested management’s forecasts of future economic loss drivers, which include national unemployment, change in national gross domestic product, and change in National Housing Price Index, by comparing these forecasts to external and internal information sources.

•We tested management’s conclusions regarding the appropriateness of the qualitative reserve component, including magnitude and directional consistency of changes in the level of adjustments to historical loss information between periods and evaluating whether management’s conclusions were reasonable and consistent with Company provided internal data and external independent data, including data related to current and forecasted periods, to historical loss factors included in the allowance for credit losses calculation.
First Busey Corporation (BUSE) | 2025 — 92

Contents of Item 8. Financial Statements and Supplementary Data
Business Combination ‑ Fair Value of Acquired Loans

As described in Notes 1 and 2 to the consolidated financial statements, on March 1, 2025, the Company completed its acquisition of CrossFirst Bankshares. The CrossFirst acquisition was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values as of March 1, 2025, the date of acquisition. Subsequent to the acquisition, fair value adjustments of $1.9 million have been recorded, as additional information and valuations became available. As the total consideration paid for CrossFirst exceeded the estimated fair value of net assets acquired, goodwill of $49.5 million was recorded as a result of the acquisition. Estimated fair values for the loan portfolio acquired in the CrossFirst acquisition included adjustments to certain receivables that were not considered purchase credit deteriorated (PCD) as of the acquisition date. These loans did not show signs of deterioration since origination, and therefore, at the acquisition date, were not subject to the guidance related to PCD loans. Receivables acquired in the CrossFirst acquisition that were not subject to these requirements included non‑PCD loans with a fair value of $4.70 billion and gross contractual amounts receivable of $4.79 billion. The fair value of PCD loans at acquisition was $1.33 billion compared to a contractual value of $1.54 billion.

We identified the fair value of acquired PCD and non-PCD loans as a critical audit matter, because of the judgments necessary to determine the fair value of the loan portfolio acquired, the high degree of auditor judgment involved and the extensive audit effort involved in testing management estimates and assumptions related to classification and valuation methodology of PCD loans and discount rates on non-PCD loans.

Our audit procedures related to the valuation of the acquired loan portfolio included the following, among others:

•We obtained an understanding of the relevant controls related to the business combination, including the valuation of the acquired loan portfolio and management’s development of significant assumptions, and tested such controls for design and operating effectiveness.

•We obtained the valuation report prepared by a third party engaged by management, and gained an understanding of the valuation methodology applied to PCD and non‑PCD loans, as well as key inputs and assumptions.

•We tested the completeness and accuracy of data inputs provided by management and utilized in the calculation performed by the third‑party specialist.

•We utilized internal valuation specialists to assist in evaluating the discount rate on non‑PCD loans.

•We evaluated the appropriateness of management’s classification of PCD loans, and tested the propriety of the fair value credit marks associated with these loans.

/s/ RSM US LLP

We or our predecessor firms have served as the Company’s auditor since at least 1980; however, an earlier year could not be established.

Des Moines, Iowa
February 26, 2026
First Busey Corporation (BUSE) | 2025 — 93

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(dollars in thousands, except per share amounts)	2025	2024
Assets
Cash and cash equivalents:
Cash and due from banks	$181,041	$129,444
Interest-bearing deposits	113,011	568,215
Total cash and cash equivalents	294,052	697,659

Debt securities available for sale	2,162,548	1,810,221
Debt securities held to maturity	746,385	826,630
Equity securities	14,916	15,862
Loans held for sale	5,752	3,657
Portfolio loans (net of ACL of $174,023 at December 31, 2025, and $83,404 at December 31, 2024)	13,393,776	7,613,683
Restricted bank stock	77,006	49,930
Premises and equipment, net	193,444	118,820
Goodwill	383,280	333,695
Other intangible assets, net	97,449	32,280
Cash surrender value of bank owned life insurance	260,402	185,087
Other assets	475,726	359,198
Total assets	$18,104,736	$12,046,722

Liabilities and stockholders’ equity
Liabilities
Deposits:
Noninterest-bearing	$3,659,421	$2,719,907
Interest-bearing	11,246,537	7,262,583
Total deposits	14,905,958	9,982,490

Securities sold under agreements to repurchase	166,929	155,610
Long-term borrowings	113,806	—
Subordinated notes, net of unamortized issuance costs	99,395	227,723
Junior subordinated debt owed to unconsolidated trusts	77,328	74,815
Other liabilities	272,338	222,815
Total liabilities	15,635,754	10,663,453

Outstanding commitments and contingent liabilities (see Notes 7 and 18)

Stockholders’ equity
Preferred stock, $0.001 par value, liquidation preference $222,750 at December 31, 2025 and zero at December 31, 2024	—	—
Common stock, $0.001 par value	93	60
Additional paid-in capital	2,375,511	1,360,530
Retained earnings	336,707	294,054
AOCI	(124,473)	(207,039)
Total stockholders’ equity before treasury stock	2,587,838	1,447,605
Treasury stock at cost	(118,856)	(64,336)
Total stockholders’ equity	2,468,982	1,383,269
Total liabilities and stockholders’ equity	$18,104,736	$12,046,722

Shares
Preferred shares issued and outstanding (1,000,000 shares authorized)	222,750	—
Common shares (200,000,000 authorized at December 31, 2025 and 100,000,000 authorized at December 31, 2024):
Issued	92,694,541	59,546,273
Less: Treasury	5,070,111	2,650,292
Outstanding	87,624,430	56,895,981
See accompanying Notes to Consolidated Financial Statements.
First Busey Corporation (BUSE) | 2025 — 94

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(dollars in thousands, except per share amounts)	2025	2024	2023
Interest income
Interest and fees on loans	$776,433	$426,422	$385,848
Taxable interest income	84,212	72,794	80,316
Non-taxable interest income	5,626	1,176	2,678
Dividend income on bank stock	2,956	848	1,170
Other interest income	24,633	22,441	10,531
Total interest income	893,860	523,681	480,543
Interest expense
Deposits	302,989	178,463	123,985
Federal funds purchased and securities sold under agreements to repurchase	3,708	4,308	5,203
Short-term borrowings	621	701	12,775
Long-term borrowings	2,841	300	1,700
Subordinated notes	8,602	12,650	12,406
Junior subordinated debt owed to unconsolidated trusts	5,490	4,648	3,853
Total interest expense	324,251	201,070	159,922
Net interest income	569,609	322,611	320,621
Provision for credit losses	52,743	7,495	2,860
Net interest income after provision for credit losses	516,866	315,116	317,761
Noninterest income
Wealth management fees	69,426	63,630	57,309
Payment technology solutions	20,000	21,983	21,192
Treasury management services	17,322	8,377	7,435
Card services and ATM fees	18,048	13,424	12,305
Other service charges on deposit accounts	6,281	9,440	10,134
Mortgage revenue	2,565	2,075	1,089
Income on bank owned life insurance	6,597	5,130	4,701
Realized net gains (losses) on the sale of mortgage servicing rights	—	7,724	—
Realized net gains (losses) on securities	(15,242)	(7,033)	(28)
Unrealized net gains (losses) recognized on equity securities	4,516	931	(2,171)
Other noninterest income	20,462	14,001	9,248
Total noninterest income	149,975	139,682	121,214
Noninterest expense
Salaries, wages, and employee benefits	289,063	175,619	162,597
Data processing	43,181	27,124	23,708
Net occupancy expense of premises	29,490	18,737	18,214
Furniture and equipment expenses	8,496	6,805	6,759
Professional fees	18,807	12,804	7,147
Amortization of intangible assets	16,614	10,057	10,432
Interchange expense	5,194	6,001	6,864
FDIC insurance	10,397	5,603	5,650
Other noninterest expense	58,959	38,744	43,700
Total noninterest expense	480,201	301,494	285,071
Income before income taxes	186,640	153,304	153,904
Income taxes	51,378	39,613	31,339
Net income	135,262	113,691	122,565
Dividends on preferred stock	9,876	—	—
Net income available to common stockholders	$125,386	$113,691	$122,565

Weighted average number of common shares outstanding
Basic	84,007,614	56,610,032	55,432,322
Diluted	85,133,626	57,543,001	56,256,148
Basic earnings per common share	$1.49	$2.01	$2.21
Diluted earnings per common share	1.47	1.98	2.18
See accompanying Notes to Consolidated Financial Statements.
First Busey Corporation (BUSE) | 2025 — 95

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(dollars in thousands)	2025	2024	2023
Net income	$135,262	$113,691	$122,565
OCI:
Unrealized/Unrecognized gains (losses) on debt securities:
Net unrealized holding gains (losses) on debt securities available for sale	76,192	10,295	58,498
Reclassification adjustment for realized (gains) losses on debt securities available for sale included in net income	15,242	7,033	5,503
Amortization of unrecognized losses on securities transferred to held to maturity	4,981	5,481	6,189
Tax effect	(26,038)	(7,934)	(20,006)
Net change in unrealized/unrecognized gains (losses) on debt securities	70,377	14,875	50,184
Unrealized gains (losses) on cash flow hedges:
Net unrealized holding gains (losses) on cash flow hedges	7,780	(13,055)	(2,567)
Reclassification adjustment for realized (gains) losses on cash flow hedges included in net income	8,432	9,291	8,569
Tax effect	(4,023)	653	(1,711)
Net change in unrealized gains (losses) on cash flow hedges	12,189	(3,111)	4,291
OCI	82,566	11,764	54,475
Total comprehensive income	$217,828	$125,455	$177,040
See accompanying Notes to Consolidated Financial Statements.
First Busey Corporation (BUSE) | 2025 — 96

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Number of Shares		Stock
(dollars in thousands)	Preferred	Common	Preferred	Common	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2024	—	56,895,981	$—	$60	$1,360,530	$294,054	$(207,039)	$(64,336)	$1,383,269
Net income	—	—	—	—	—	135,262	—	—	135,262
OCI, net of tax	—	—	—	—	—	—	82,566	—	82,566
Stock issued in acquisition, net of stock issuance costs	7,750	33,148,268	—	33	808,022	—	—	—	808,055
Issuance of preferred stock, net of issuance costs	215,000	—	—	—	207,447	—	—	—	207,447
Repurchase of stock	—	(3,063,100)	—	—	—	—	—	(69,859)	(69,859)
Issuance of treasury stock for ESPP	—	97,590	—	—	(488)	—	—	2,333	1,845
Net issuance of treasury stock for RSU/PSU/DSU vesting and related tax	—	514,785	—	—	(17,566)	—	—	12,284	(5,282)
Net issuance of treasury stock for SSARs exercised and related tax	—	30,906	—	—	(1,174)	—	—	722	(452)
Cash dividends on preferred stock	—	—	—	—	—	(9,876)	—	—	(9,876)
Cash dividends common stock at $1.00 per share	—	—	—	—	—	(81,113)	—	—	(81,113)
Dividend equivalents on RSUs/PSUs/DSUs	—	—	—	—	1,620	(1,620)	—	—	—
Stock-based compensation	—	—	—	—	17,120	—	—	—	17,120
Balance, December 31, 2025	222,750	87,624,430	$—	$93	$2,375,511	$336,707	$(124,473)	$(118,856)	$2,468,982
(continued)
First Busey Corporation (BUSE) | 2025 — 97

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

	Number of Shares		Stock
(dollars in thousands)	Preferred	Common	Preferred	Common	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2023	—	55,244,119	$—	$58	$1,323,595	$237,197	$(218,803)	$(70,066)	$1,271,981
Cumulative effect of change in accounting principal (ASU 2023-02)	—	—	—	—	—	(1,391)	—	—	(1,391)
Net income	—	—	—	—	—	113,691	—	—	113,691
OCI, net of tax	—	—	—	—	—	—	11,764	—	11,764
Stock issued in acquisition, net of stock issuance costs	—	1,429,304	—	2	34,232	—	—	—	34,234
Issuance of treasury stock for ESPP	—	58,843	—	—	(325)	—	—	1,515	1,190
Net issuance of treasury stock for RSU/PSU/DSU vesting and related tax	—	163,387	—	—	(5,961)	—	—	4,207	(1,754)
Net issuance of treasury stock for warrants exercised	—	328	—	—	(11)	—	—	8	(3)
Cash dividends common stock at $0.96 per share	—	—	—	—	—	(54,169)	—	—	(54,169)
Stock dividend equivalents on RSUs/PSUs/DSUs	—	—	—	—	1,274	(1,274)	—	—	—
Stock-based compensation	—	—	—	—	7,726	—	—	—	7,726
Balance, December 31, 2024	—	56,895,981	$—	$60	$1,360,530	$294,054	$(207,039)	$(64,336)	$1,383,269
(continued)
First Busey Corporation (BUSE) | 2025 — 98

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

	Number of Shares		Stock
(dollars in thousands)	Preferred	Common	Preferred	Common	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2022	—	55,279,124	$—	$58	$1,320,980	$168,769	$(273,278)	$(70,552)	$1,145,977
Net income	—	—	—	—	—	122,565	—	—	122,565
OCI, net of tax	—	—	—	—	—	—	54,475	—	54,475
Repurchase of stock	—	(227,935)	—	—	—	—	—	(4,482)	(4,482)
Issuance of treasury stock for ESPP	—	59,845	—	—	(530)	—	—	1,541	1,011
Net issuance of treasury stock for RSU/PSU/DSU vesting and related tax	—	132,091	—	—	(4,494)	—	—	3,401	(1,093)
Net issuance of treasury stock for warrants exercised	—	994	—	—	(17)	—	—	26	9
Cash dividends common stock at $0.96 per share	—	—	—	—	—	(53,076)	—	—	(53,076)
Stock dividend equivalents on RSUs/PSUs/DSUs	—	—	—	—	1,061	(1,061)	—	—	—
Stock-based compensation	—	—	—	—	6,595	—	—	—	6,595
Balance, December 31, 2023	—	55,244,119	$—	$58	$1,323,595	$237,197	$(218,803)	$(70,066)	$1,271,981
See accompanying Notes to Consolidated Financial Statements.
First Busey Corporation (BUSE) | 2025 — 99

Contents of Item 8. Financial Statements and Supplementary Data

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(dollars in thousands)	2025	2024	2023
Cash flows provided by (used in) operating activities
Net income	$135,262	$113,691	$122,565
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	52,743	7,495	2,860
Amortization of intangible assets	16,614	10,057	10,432
Amortization of mortgage servicing rights	663	997	2,785
Amortization of New Markets Tax Credit	—	—	8,999
Depreciation and amortization of premises and equipment	12,926	9,503	9,488
Net amortization (accretion) on portfolio loans	(17,221)	4,372	6,971
Net amortization (accretion) of premium (discount) on investment securities	1,457	8,857	14,406
Net amortization (accretion) of premium (discount) on time deposits	(1,710)	101	(270)
Net amortization (accretion) of premium (discount) on FHLB advances and other borrowings	1,938	1,158	1,027
Impairment of OREO and other repossessed assets	422	—	100
Impairment of fixed assets held for sale	286	637	—
Impairment of mortgage servicing rights	154	—	1
Impairment of leases	28	—	—
Unrealized (gains) losses recognized on equity securities, net	(4,516)	(931)	2,171
(Gain) loss on sales of equity securities, net	—	—	(5,475)
(Gain) loss on sales of debt securities, net	15,242	7,033	5,503
(Gain) loss on sales of mortgage servicing rights	—	(7,724)	—
(Gain) loss on sales of loans, net	(1,680)	(1,761)	(733)
(Gain) loss on sales of OREO and other repossessed assets	(302)	(585)	(46)
(Gain) loss on sales of premises and equipment	(2)	(138)	(450)
(Gain) loss on life insurance proceeds	(508)	(895)	(759)
Increase in cash surrender value of bank owned life insurance	(6,089)	(4,235)	(3,942)
Provision for deferred income taxes	8,074	1,384	(2,920)
Stock-based compensation	17,120	7,726	6,595
Proceeds from the sale of mortgage servicing rights	—	9,796	—
Mortgage loans originated for sale	(106,092)	(104,176)	(35,413)
Proceeds from sales of mortgage loans	105,280	104,670	35,018
(Increase) decrease in other assets	(10,319)	19,752	(17,888)
Increase (decrease) in other liabilities	(27,199)	(8,517)	12,365
Net cash provided by operating activities	$192,571	$178,267	$173,390

(continued)
First Busey Corporation (BUSE) | 2025 — 100

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended December 31,
(dollars in thousands)	2025	2024	2023
Cash flows provided by (used in) investing activities
Purchases of equity securities	$(919)	$(30,422)	$(6,617)
Purchases of debt securities available for sale	(546,278)	(182,603)	(10,436)
Proceeds from sales of equity securities	6,487	25,303	11,644
Proceeds from sales of debt securities available for sale	531,795	101,361	105,044
Proceeds from paydowns and maturities of debt securities held to maturity	82,643	48,822	48,927
Proceeds from paydowns and maturities of debt securities available for sale	464,828	370,774	326,252
Purchases of restricted bank stock	(35,278)	(43,954)	(30,957)
Proceeds from the redemption of restricted bank stock	11,905	884	43,926
Purchases of loans	(116,761)	(14,602)	—
Net decrease in loans	305,623	364,455	65,240
Net cash received in acquisitions (see Note 2)	385,804	18,377	—
Cash paid for premiums on bank-owned life insurance	(46)	(74)	(80)
Proceeds from life insurance	4,485	3,092	2,292
Purchases of premises and equipment	(19,618)	(6,430)	(9,533)
Proceeds from disposition of premises and equipment	936	2,247	4,425
Net proceeds from OREO and other repossessed assets	21,958	673	860
Net cash provided by investing activities	$1,097,564	$657,903	$550,987

Cash flows provided by (used in) financing activities
Net increase (decrease) in deposits	$(1,646,521)	$(701,605)	$220,146
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	11,319	(32,969)	(42,410)
Proceeds from short-term borrowings	60,000
Repayment of short-term borrowings	(71,158)	(36,000)	(335,000)
Proceeds from other borrowings, net of debt issuance costs	40,000	—	—
Repayment of other borrowings	(129,172)	(31,450)	(16,054)
Cash dividends paid	(90,989)	(54,169)	(53,076)
Purchase of treasury stock	(69,859)	—	(4,482)
Cash paid for withholding taxes on stock-based payments	(5,282)	(1,755)	(1,093)
Proceeds from (cash paid for) the exercise of stock options, warrants, and SSARs	(452)	(3)	9
Issuance of treasury stock for the ESPP	1,845	—	—
Issuance of preferred stock, net of stock issuance costs	207,447	—	—
Common stock issuance costs	(920)	(141)	—
Net cash used in financing activities	$(1,693,742)	$(858,092)	$(231,960)

Net increase (decrease) in cash and cash equivalents	$(403,607)	$(21,922)	$492,417
Cash and cash equivalents, beginning of period	697,659	719,581	227,164
Cash and cash equivalents, ending of period	$294,052	$697,659	$719,581

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for:
Interest	$320,008	$208,359	$135,482
Non-cash investing and financing activities:
OREO and other repossessed assets acquired in settlement of loans	$22,772	$26	$189
Transfer of loans held for sale to portfolio loans	359	—	—
See accompanying Notes to Consolidated Financial Statements.
First Busey Corporation (BUSE) | 2025 — 101

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. SIGNIFICANT ACCOUNTING POLICIES
Organization and Nature of Operations
First Busey Corporation is a financial holding company organized under the laws of Nevada. First Busey Corporation’s subsidiaries provide retail and commercial banking services and payment technology solutions, and offer a full range of financial products and services including depository, lending, security brokerage, investment management, and fiduciary services, to individual, corporate, institutional, and governmental customers through their locations in Illinois, Missouri, Texas, Colorado, Florida, Kansas, Oklahoma, Arizona, Indiana, and New Mexico. First Busey Corporation and its subsidiaries are subject to the regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.
Busey’s accounting and reporting policies conform to GAAP. The Consolidated Financial Statements include the accounts of First Busey Corporation and its subsidiaries, which include Deed of Trust Services Corporation, and Busey Bank, including Busey Bank’s wholly-owned subsidiaries Busey Capital Management, Inc., CrossFirst Investments, Inc., FirsTech, Inc., and Pulaski Service Corporation. Further, until its dissolution on December 18, 2023, First Busey Risk Management, Inc. was a subsidiary of First Busey Corporation and included in Busey’s Consolidated Financial Statements. Operating results generated from acquired businesses are included with Busey’s results of operations starting from each date of acquisition. First Busey Corporation and its subsidiaries maintain various limited liability companies that hold specific assets for risk mitigation purposes and are consolidated into Busey’s Consolidated Financial Statements. Intercompany balances and transactions have been eliminated in consolidation.
Because Busey is not the primary beneficiary, the Consolidated Financial Statements exclude the following wholly-owned variable interest entities: CrossFirst Holdings Statutory Trust I, First Busey Statutory Trust II, First Busey Statutory Trust III, First Busey Statutory Trust IV, Merchants and Manufacturers Bank Statutory Trust I, Pulaski Financial Statutory Trust I, and Pulaski Financial Statutory Trust II.
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
Trust Assets
Assets held for customers in a fiduciary or agency capacity, other than trust cash on deposit at Busey Bank, are not Busey’s assets and, accordingly, are not included in the accompanying Consolidated Financial Statements. Busey had assets under care of $15.66 billion at December 31, 2025, and $13.83 billion at December 31, 2024.
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
First Busey Corporation (BUSE) | 2025 — 102

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restrictions on Cash and Cash Equivalents
At December 31, 2025, cash and cash equivalents included $13.6 million contractually restricted by a third-party service provider, $14.4 million pledged to secure obligations under derivative contracts, and $68.1 million of reserved cash subject to call by the Federal Reserve Bank, as a member of the Federal Reserve System.
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
For additional information relating to Busey’s business combination activities, see “Note 2. Business Combinations.”
Investment Securities
Debt Securities Available for Sale
Debt securities classified as available for sale are those debt securities that Busey intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on factors including significant movements in interest rates, changes in the maturity mix of Busey's assets and liabilities, liquidity needs, changes in investment strategy or outlook, regulatory capital considerations, and other similar factors. Debt securities available for sale are carried at fair value, with unrealized gains and losses reported in OCI, net of taxes.
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
First Busey Corporation (BUSE) | 2025 — 103

Contents of Item 8. Financial Statements and Supplementary Data
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
Impairment related to a credit loss must be measured using the discounted cash flow method. Credit loss recognition is limited to the fair value of the security. Impairment is recognized by establishing an allowance for the debt security through the provision for credit losses. Impairment related to noncredit factors is recognized in AOCI, net of applicable taxes. Busey did not recognize any credit impairment on debt securities available for sale in 2025, 2024, or 2023.
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
Accrued interest receivable for both debt securities available for sale and debt securities held to maturity totaled $12.5 million at December 31, 2025, and is excluded from the estimate of credit losses. Accrued interest receivable is reported in other assets on the Consolidated Balance Sheets.
For additional information relating to Busey’s debt securities available for sale and debt securities held to maturity, see “Note 3. Debt Securities.”
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
First Busey Corporation (BUSE) | 2025 — 104

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Loan Servicing
Servicing assets are recognized when servicing rights are acquired or retained through the sale of mortgage and government-guaranteed commercial loans. The unpaid principal balances of loans serviced by Busey for the benefit of others totaled $667.9 million as of December 31, 2025, and $582.5 million as of December 31, 2024, and are not included in the accompanying Consolidated Balance Sheets. During the first quarter of 2024, Busey sold the mortgage servicing rights on approximately $923.5 million of one- to four-family mortgage loans for an estimated pre-tax gain of $7.5 million, which enabled Busey to sell available-for-sale debt securities with a book value of approximately $108.2 million for a pre-tax loss of $6.8 million.
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
Servicing rights are periodically evaluated for impairment based on the fair value of those rights as compared to the carrying amount. Fair values are estimated using discounted cash flows based on expected prepayment rates and other inputs. For purposes of measuring impairment, servicing rights are stratified by one or more predominant characteristics of the underlying loans. A valuation allowance is recognized in the amount by which the amortized cost of the rights for each stratum exceeds its fair value, if any. If Busey later determines that all or a portion of the impairment no longer exists for a particular group of loans, a reversal of the allowance may be recorded in current period earnings. Busey had $0.2 million of impairment recorded at December 31, 2025, and an immaterial amount at December 31, 2024.
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
Syndication fees are earned when Busey is the lead agent in structuring, arranging, and administering a syndicated loan. These fees are recognized as other noninterest income when the syndication is complete, except when a portion of the loan is retained, in which case Busey’s loan policies would apply.
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
For additional information relating to Busey’s portfolio loans, see “Note 4. Portfolio Loans.”
First Busey Corporation (BUSE) | 2025 — 105

Contents of Item 8. Financial Statements and Supplementary Data
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
Allowance for Credit Losses
The ACL is a significant estimate on Busey’s Consolidated Financial Statements, affecting both earnings and capital. The ACL is a valuation account that is deducted from the portfolio loans’ amortized cost bases to present the net amount expected to be collected on the portfolio loans. A portfolio loan balance is charged-off against the ACL when management believes that balance is uncollectible. Recoveries will be recognized up to the aggregate amount of previously charged-off balances. The ACL is established through the provision for credit loss charged to income.
A loan’s amortized cost basis is comprised of the unpaid principal balance of the loan net of charge-offs, accrued interest receivable, purchase premiums or discounts, and net deferred origination fees or costs. Busey has estimated its allowance on the amortized cost basis of the loans, exclusive of government guaranteed loans and accrued interest receivable. As permitted under the practical expedient provided within ASC 326-20-35-6, Busey did not record an ACL for its Life Equity Loan® portfolio due to no expected credit loss at default. Busey writes off uncollectible accrued interest receivable in a timely manner and has elected to not measure an allowance for accrued interest receivable. Busey presents the aggregate amount of accrued interest receivable for all financial instruments in other assets on the Consolidated Balance Sheets and the balance of accrued interest receivable is disclosed in “Note 20. Fair Value Measurements.”
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
For additional information relating to Busey’s ACL, see “Note 4. Portfolio Loans.”
First Busey Corporation (BUSE) | 2025 — 106

Contents of Item 8. Financial Statements and Supplementary Data
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
For additional information relating to Busey’s PCD assets, see “Note 2. Business Combinations” and “Note 4. Portfolio Loans.”
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
For additional information relating to Busey’s OREO and other repossessed assets, see “Note 5. Other Real Estate Owned and Other Repossessed Assets.”
Long-Lived Assets
Long-lived assets, including premises and equipment, right of use assets, and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows from operations of the asset are less than the carrying value of the asset. Cash flows used for this analysis are those directly associated with, and that are expected to arise as a direct result of, the use and eventual disposition of the asset. Any impairment loss is measured as the amount by which the carrying value of the asset class exceeds its fair value.
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
First Busey Corporation (BUSE) | 2025 — 107

Contents of Item 8. Financial Statements and Supplementary Data
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
For additional information relating to Busey’s premises and equipment, see “Note 6. Premises and Equipment.”
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
Operating Leases
Right of use assets for operating leases are included in other assets on the Consolidated Balance Sheets. Lease liabilities for operating leases are included in other liabilities on the Consolidated Balance Sheets.
Lease costs for operating leases are recognized on a straight-line basis over the lease term. Lease costs are reflected as noninterest expense for net occupancy of premises or for furniture and equipment expenses, as appropriate, on the Consolidated Statements of Income. Variable lease payments are expensed as incurred.
Finance Leases
Right of use assets for finance leases and the related accumulated amortization are included in premises and equipment, net, on the Consolidated Balance Sheets. Lease liabilities for finance leases are included in long-term borrowings on the Consolidated Balance Sheets. Repayments of the principal portion of finance lease liabilities are reflected as financing activities on the Consolidated Statements of Cash Flows.
Lease costs for finance leases are composed of interest expense and amortization expense. Interest expense on finance leases is reflected as interest expense on long-term borrowings on the Consolidated Statements of Income. Amortization expense on finance leases is reflected as noninterest expense for net occupancy of premises on the Consolidated Statements of Income.
Busey had one finance lease as of December 31, 2025, which was acquired through its acquisition of CrossFirst.
First Busey Corporation (BUSE) | 2025 — 108

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Short-term Leases
Leases with terms of twelve months or less are classified as short-term leases. Busey made an accounting policy election to not recognize short-term leases on the balance sheet. Lease costs for short-term leases are reflected as noninterest expense for net occupancy of premises or for furniture and equipment expenses, as appropriate, on the Consolidated Statements of Income.
For additional information relating to Busey’s leases, see “Note 7. Leases.”
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
Busey estimates the fair value of its reporting units as of the measurement date utilizing valuation methodologies including comparable company analysis and precedent transaction analysis. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. There was no impairment as of December 31, 2025 or 2024.
Other intangible assets consist of core deposit and acquired customer relationship intangible assets arising from acquisitions. Other intangible assets are amortized over their estimated useful lives, and are reviewed for impairment in accordance with Busey’s policies regarding long-lived assets.
For additional information relating to Busey’s goodwill and other intangible assets, see “Note 8. Goodwill and Other Intangible Assets.”
Cash Surrender Value of Bank Owned Life Insurance
Busey has purchased, or acquired through acquisitions, life insurance policies on certain executives and senior officers. Life insurance is recorded at its cash surrender value, which approximates its fair value.
Busey maintains a liability for post-employment benefits related to split-dollar life insurance arrangements. In an endorsement split-dollar life insurance arrangement, the employer owns and controls the policy, and the employer and employee split the life insurance policy’s cash surrender value and/or death benefits. If the employer agrees to maintain a life insurance policy during the employee’s retirement, the present value of the cost of maintaining the insurance policy is accrued over the employee’s active service period. Similarly, if the employer agrees to provide the employee with a death benefit, the present value of the death benefit is accrued over the employee’s active service period. Busey accrued liabilities for these arrangements totaling $5.5 million as of December 31, 2025, and $5.7 million as of December 31, 2024. Liabilities for post-employment benefits are included in other liabilities on the Consolidated Balance Sheets.
Restricted Bank Stock
During the fourth quarter of 2024, Busey Bank became a member of the Federal Reserve System. Federal Reserve member banks are required to own a certain amount of Federal Reserve Bank stock. Busey's investment in Federal Reserve Bank stock was $68.1 million as of December 31, 2025, and $43.9 million as of December 31, 2024. Busey’s investment in Federal Reserve Bank stock represents approximately half of the total required subscription, and the remaining half is unpaid and remains subject to call by the Federal Reserve Bank. As such, Busey reserved cash of $68.1 million as of December 31, 2025, and $43.9 million as of December 31, 2024.
First Busey Corporation (BUSE) | 2025 — 109

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Busey Bank is also a member of the FHLB system. FHLB members are required to own a certain amount of FHLB stock based on the level of borrowings and other factors, and may invest in additional amounts. Busey's investment in FHLB stock was $8.9 million as of December 31, 2025, and $6.0 million as of December 31, 2024.
In connection with the CrossFirst acquisition, Busey acquired Bankers’ Bank of the West Bancorp, Inc. bank stock and has an immaterial amount as of December 31, 2025.
Federal Reserve Bank stock, FHLB stock, and Bankers’ Bank of the West Bancorp, Inc. bank stock are carried at cost in restricted bank stock on the Consolidated Balance Sheets. Cash reserves are included in interest-bearing deposits as part of Busey’s total cash and cash equivalents balances reported on the Consolidated Balance Sheets. Dividends are reported as interest income on the Consolidated Statements of Income. Dividend income is accrued on Federal Reserve Bank stock and is recognized when declared on FHLB stock.
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
Income Taxes
Busey is subject to income taxes in U.S. federal and various state jurisdictions. First Busey Corporation and its subsidiaries file consolidated federal and state income tax returns with each subsidiary computing its taxes on a separate entity basis. Busey monitors evolving federal and state tax legislation and its potential impact on operations on an ongoing basis.
On July 4, 2025, federal legislation was enacted, commonly referred to as the "One Big Beautiful Bill Act" ("OBBBA"), which made many tax provisions of the 2017 Tax Cuts and Jobs Act ("TCJA") permanent. It also introduced several notable amendments to TCJA. Most notably, OBBBA reinstated immediate expensing of domestic research and development expenditures, 100% bonus depreciation on qualifying assets placed in service after January 19, 2025, favorable modifications to Section 163(j) of the Internal Revenue Code, and provided incentives for financial institutions to increase lending in rural and agricultural communities. The effects of this legislation have been reflected in the December 31, 2025, Consolidated Financial Statements. Busey has determined that the impact of this legislation on future reporting periods is not expected to be material.
Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations, which requires significant judgment. Positions taken in tax returns may be subject to challenge upon examination by the taxing authorities. Uncertain tax positions are initially recognized on the Consolidated Financial Statements when it is more likely than not the position will not be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts. When applicable, Busey recognizes interest accrued related to unrecognized tax benefits and penalties in operating expenses. Busey had no accruals for payments of interest and penalties related to uncertain tax positions at December 31, 2025. The federal and state tax returns filed by First Busey Corporation and its subsidiaries remain subject to examination by taxing authorities for three years.
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
First Busey Corporation (BUSE) | 2025 — 110

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For additional information relating to Busey’s income taxes, see “Note 13. Income Taxes.”
Tax Credit Investments and Other Investments in Unconsolidated Entities
Busey has invested in certain tax-advantaged projects promoting affordable housing, community development, and renewable energy sources. These investments are designed to generate returns primarily through the realization of federal and state income tax credits and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. Busey accounts for investments in tax-advantaged projects using the proportional amortization method. Income tax credits and other tax benefits, net of investment amortization, were included as a component of Busey’s estimated annual effective tax rate used for the calculation of income taxes presented on the Consolidated Statements of Income.
In addition, Busey has private equity investments, which are primarily in funds that invest in small businesses across diverse sectors including, but not limited to, financial technology, business services, manufacturing, agribusiness, healthcare, software as a service, and environmental, or supporting the preservation of affordable housing.
Private equity investments in unconsolidated entities involve significant management judgments, including a determination of which entities have the power to direct activities, and whether these entities are variable interest entities. Busey is required to evaluate whether to consolidate a variable interest entity at both inception and on an ongoing basis. Busey is not required to consolidate variable interest entities in which it has concluded it does not have a controlling financial interest and is not the primary beneficiary. Busey’s maximum exposure to loss related to its investments in these unconsolidated variable interest entities is limited to the carrying amount of the investments and previously recorded tax credits which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level. Busey believes potential losses from these investments are unlikely.
Private equity investments are accounted for under the equity method, utilizing the practical expedient to fair value measurement, as appropriate. Most of these investments support Busey’s regulatory compliance with the Community Reinvestment Act.
For additional information relating to Busey’s tax credit and other investments, see “Note 14. Tax Credit Investments and Other Investments in Unconsolidated Entities.”
Stock-Based Compensation
Busey’s equity incentive plans are designed to encourage ownership of its common stock by its employees and directors, to provide additional incentive for them to promote the success of Busey’s business, and to attract and retain talented personnel.
Stock Options
Busey has outstanding stock options assumed from acquisitions. All stock options that remained outstanding as of December 31, 2025, were fully vested.
Stock-Settled Appreciation Rights
Busey assumed SSARs in connection with the CrossFirst acquisition. The fair value of each SSAR was estimated at the acquisition date using a Monte Carlo simulation.
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
First Busey Corporation (BUSE) | 2025 — 111

Contents of Item 8. Financial Statements and Supplementary Data
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
Because the ESPP provides the opportunity for Busey associates to purchase Busey’s common stock at a 15% discount from the market price, the plan is considered to be a compensatory plan under current accounting guidance. Therefore, the entire amount of the discount is recognized in salaries, wages, and employee benefits on the Consolidated Statements of Income.
For additional information relating to Busey’s stock-based compensation, see “Note 16. Stock-Based Compensation.”
First Busey Corporation (BUSE) | 2025 — 112

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Preferred Stock
Busey’s Series A Non-Cumulative Perpetual Preferred Stock
On March 1, 2025, in connection with the CrossFirst acquisition, Busey issued 7,750 shares of Busey Series A Preferred Stock, which were issued to holders of shares of CrossFirst Series A Non-Cumulative Perpetual Preferred Stock. The Busey Series A Preferred Stock bears a dividend rate of 8.00% per annum on the liquidation preference of $1,000 per share. Dividend payments commenced with the June 15, 2025, payment date. The Busey Series A Preferred Stock is not subject to any mandatory redemption, sinking fund, or similar provision. Busey may redeem the Busey Series A Preferred Stock, in whole or in part, on or after March 1, 2030, subject to the approval of the appropriate federal banking agency, at a redemption price of $1,000 per share, plus any declared and unpaid dividends, without accumulation of any undeclared dividends, to, but excluding, the date of redemption. Additional information about the Busey Series A Preferred Stock can be found in (a) Busey’s Form 8‑K filed with the SEC on August 27, 2024, and the Agreement and Plan of Merger, dated August 26, 2024, by and between First Busey Corporation and CrossFirst Bankshares, Inc. filed therewith; and (b) Busey’s Form 8‑K filed with the SEC on March 3, 2025, and the Certificate of Designation of Series A Non-Cumulative Perpetual Preferred Stock of First Busey Corporation filed therewith.
Busey’s 8.25% Fixed-Rate Series B Non-Cumulative Perpetual Preferred Stock
On May 20, 2025, Busey issued 8,600,000 depositary shares (the “Depositary Shares,”), which are traded on The Nasdaq Global Select Market under the symbol “BUSEP.” Each Depositary Share represents a 1/40th interest in a share of Busey Series B Preferred Stock. The Series B Preferred Stock has a liquidation preference of $1,000 per share (equivalent to $25 per Depositary Share). Dividend payments for the Series B Preferred Stock commenced with the September 1, 2025, payment date. The Series B Preferred Stock is not subject to any mandatory redemption, sinking fund, or similar provision. Busey may redeem the Series B Preferred Stock, in whole or in part, at its option, on any dividend payment date on or after June 1, 2030, subject to the approval of the appropriate federal banking agency, at a redemption price of $1,000 per share (equivalent to $25 per Depositary Share) plus any declared and unpaid dividends (without regard to any undeclared dividends) to, but excluding, the date of redemption. Additional information about the Depositary Shares and the Series B Preferred Stock can be found in Busey’s Form 8-K filed with the SEC on May 20, 2025, and the exhibits filed therewith.
Preferred Stock Summary
The following table summarizes Busey’s preferred stock issuances as of December 31, 2025:

Title of Each Issue	Shares Authorized	Shares Issued	Shares Outstanding	Balance	Per Share Preference in Liquidation	Aggregate Liquidation Preference ($ in 000's)
Preferred stock, $0.001 par value:	1,000,000
Series A Non-Cumulative Perpetual Preferred Stock	7,750	7,750	7,750	$7.75	$1,000.00	$7,750
8.25% Fixed-Rate Series B Non-Cumulative Perpetual Preferred Stock	230,000	215,000	215,000	$215.00	$1,000.00	$215,000
Busey had no preferred stock issuances as of December 31, 2024.
First Busey Corporation (BUSE) | 2025 — 113

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in preferred stock issued are presented in the following table:

	Years Ended December 31,
Title of Each Issue	2025	2024	2023
Series A Non-Cumulative Perpetual Preferred Stock	$7.75	$—	$—
8.25% Fixed-Rate Series B Non-Cumulative Perpetual Preferred Stock	215.00	—	—
Treasury Stock
Treasury stock acquired is recorded at cost. Treasury stock issued is valued based on the “first-in, first-out” method. Gains and losses on issuance are recorded as increases or decreases to additional paid-in capital.
Off-Balance Sheet Arrangements
In the normal course of business, to meet the financing needs of its customers, Busey is a party to credit-related financial instruments with off-balance-sheet risk, including commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the Consolidated Balance Sheets. Busey’s exposure to credit loss is represented by the contractual amount of the commitments. Busey uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.
Commitments to extend credit are agreements to lend to a customer as long as no condition established in the contract has been violated. These commitments are generally at variable interest rates, they generally have fixed expiration dates or other termination clauses, and they may require the customer to pay a fee. Commitments for lines of credit may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements. These commitments may be secured based on management’s credit evaluation of the borrower.
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
Busey estimates expected credit losses for off-balance sheet arrangements over the contractual period during which it is exposed to credit risk via a present contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the issuer. To be considered unconditionally cancellable for accounting purposes, Busey must have the ability to, at any time, with or without cause, refuse to extend credit under the commitment. Off-balance-sheet credit exposure segments share the same risk characteristics as portfolio loans. Busey incorporates a probability of funding and utilizes the ACL loss rates to calculate a reserve for off-balance-sheet credit exposure, which is carried on the Consolidated Balance Sheets as a component of the ACL. The reserve for off-balance-sheet credit exposure is adjusted as a provision for unfunded commitments and is reported as a component of the provision for credit losses in the accompanying Consolidated Statements of Income. Liabilities recorded as reserves for Busey’s off-balance sheet credit exposure under these commitments totaled $13.0 million as of December 31, 2025, and $6.0 million as of December 31, 2024.
For additional information relating to Busey’s off-balance sheet arrangements, see “Note 18. Outstanding Commitments and Contingent Liabilities.”
First Busey Corporation (BUSE) | 2025 — 114

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Interest Rate Swaps Designated as Cash Flow Hedges
Busey entered into derivative instruments designated as cash flow hedges. For a derivative instrument that qualifies and is designated as a cash flow hedge, the change in fair value of the derivative instrument is reported as a component of OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings, and in the same category affected by the hedged transaction on the Consolidated Statements of Income. Changes in fair value of components excluded from the assessment of effectiveness are recognized in current earnings.
Interest Rate Swaps Not Designated as Hedges
Busey may offer derivative contracts to its customers in connection with their risk management needs. Busey manages the risk associated with these contracts by entering into equal and offsetting derivatives with third-party dealers. Generally, these derivatives have worked together as an economic interest rate hedge, but Busey did not designate them for hedge accounting treatment. Consequently, changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred. Swap fee revenue is typically recognized upon completion of Busey’s performance obligation.
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
Risk Participation Agreements
To manage the credit risk exposure related to customer-facing swaps, Busey entered into risk participation agreements in conjunction with loan participation arrangements with other financial institutions. These agreements transfer credit risk related to an interest rate swap between Busey and another financial institution. Risk participation agreements that Busey has entered into are structured as follows:
First Busey Corporation (BUSE) | 2025 — 115

Contents of Item 8. Financial Statements and Supplementary Data
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
For additional information relating to Busey’s derivative financial instruments, see “Note 19. Derivative Financial Instruments.”
Fair Value of Financial Instruments
Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.
For additional information relating to Busey’s fair value measurements, see “Note 20. Fair Value Measurements.”
Comprehensive Income
Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. However, certain changes in assets and liabilities, such as unrealized gains and losses on available for sale debt securities and unrealized gains and losses on cash flow hedges, are reported net of taxes as a separate component within the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. Busey uses the specific identification method to determine the cost of securities sold and the amounts to be reclassified out of AOCI into earnings. Income tax effects of these items are released from AOCI contemporaneously with the related gross pretax amount.
Operating Segments
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
For additional information relating to Busey’s operating segments, see “Note 23. Operating Segments and Related Information.”
First Busey Corporation (BUSE) | 2025 — 116

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Wealth Management Fees
Wealth management fees represent fees due from wealth management customers as consideration for managing the customers' assets. Wealth management and trust services include custody of assets, investment management, trust services, farm management, and other fiduciary activities. Also included are fees received from a third-party broker-dealer as part of a revenue sharing agreement for fees earned from customers that Busey refers to the third party. Revenue is recognized when the performance obligation is completed, which is generally monthly.
Payment Technology Solutions
Payment technology solutions revenue represents transaction-based fees for technology-driven payment solutions primarily for walk-in, lockbox, interactive voice recognition, and online bill payments through Busey Bank’s subsidiary, FirsTech. Revenue is recognized when the performance obligation is completed, which is generally monthly.
Treasury Management Services, Card Services and ATM Fees, and Other Service Charges on Deposit Accounts
Treasury management services include business analysis charges and wire transfer fees. Card services and ATM fees include interchange and ATM related fees. Other service charges on deposit accounts include non-sufficient funds and service charges on personal accounts. Revenue is recognized when the performance obligation is completed, which is generally monthly for account maintenance services, or when a transaction has been completed. Payments for such performance obligations are generally received at the time the performance obligations are satisfied.
Reclassifications
Reclassifications have been made to certain prior year account balances, with no effect on net income or stockholders’ equity, to be consistent with the classifications adopted as of and for the year ended December 31, 2025.
Impact of Recently Adopted Accounting Standards
In March 2024, the FASB issued ASU 2024-01 “Compensation-Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards” to clarify that certain “profits interests” are within the scope of Topic 718 by amending the language and providing illustrative examples on how the scope guidance in paragraph 718-10-15-3 should be applied. This update is intended to improve clarity of the accounting standards codification, not to change the guidance. This update is effective for Busey for annual and interim reporting periods beginning January 1, 2025. Busey does not currently have any Profit Interest and Similar Awards, so adoption of this ASU did not have any impact on its financial position and results of operations.
First Busey Corporation (BUSE) | 2025 — 117

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In December 2023 the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” requiring all entities to disclose, on an annual basis, income taxes paid (net of refunds received) disaggregated by jurisdiction. All entities must disclose the amount of income taxes paid to each individual jurisdiction in which income taxes paid (net of refunds) is equal to or exceeds 5% of total income taxes paid. Disclosure of comparative information by jurisdiction for all years presented is not required, a jurisdiction only needs to be disclosed in the periods where the 5% threshold is met. Public business entities are required to adopt ASU 2023-09 starting with the first year beginning after December 15, 2024; accordingly, Busey is subject to ASU 2023-09 starting in 2025. Busey reported Federal income tax payments of $16.8 million and income tax payments to all other jurisdictions of $4.1 million, net of related refunds, for total income tax payments of $20.9 million.
Recently Issued Accounting Standards Not Yet Adopted
In November 2025, the FASB issued ASU 2025-09 “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements” to expand the hedged risks permitted to be aggregated in a group of individual forecasted transactions, enabling entities to apply hedge accounting treatment to a broader portfolio of forecasted transactions. Under the amendments in this update, a group of individual forecasted transactions can be designated as a cash flow hedge if they have a similar risk exposure. Individual forecasted transactions are considered to have a similar risk exposure when the derivative used as the hedging instrument is highly effective against each hedged risk in the group. This update is to be applied on a prospective basis for all hedging relationships; there is an option to elect to adopt the amendments in this update for hedging relationships that exist as of the date of adoption. This update will be effective for Busey for annual and interim reporting periods beginning January 1, 2027. Early adoption is permitted. Busey is currently evaluating the effect this ASU may have on its financial position and results of operations.
In November 2025, the FASB issued ASU 2025-08 “Financial Instruments—Credit Losses (Topic 326): Purchased Loans” to expand the population of purchased loans subject to a “gross-up” accounting treatment, under which an ACL is recognized for the estimated credit losses at the acquisition date and the loan values are recorded at their estimated fair values plus a gross-up to offset the ACL. The gross-up accounting treatment prevents double recognition of an ACL through credit loss expense that was already considered in the fair value measurement of acquired loans. Under the guidance in this update, the gross-up accounting treatment applies to all non-PCD loans (excluding credit cards) acquired in a business combination and all non-PCD loans (excluding credit cards) that were purchased at least 90 days after origination and for which the purchaser was not involved in the loan origination. This update is to be applied prospectively, and will be effective for Busey for annual and interim reporting periods beginning January 1, 2027. Early adoption is permitted. For future transactions, Busey will evaluate the effect this ASU may have on its financial position and results of operations.
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
First Busey Corporation (BUSE) | 2025 — 118

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In July 2025, the FASB issued ASU 2025-05 “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets,” providing a practical expedient which, if elected, permits an entity to assume that current conditions as of the balance sheet date will remain static for the remaining life of the assets, removing the requirement to consider reasonable, supportable forecasts. The amendments in this update are to be applied prospectively, and will be effective for Busey for annual and interim reporting periods beginning January 1, 2026. Early adoption is permitted. Busey does not expect adoption of this ASU to have a material impact its financial position and results of operations.
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
First Busey Corporation (BUSE) | 2025 — 119

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Subsequent Events
Busey has evaluated subsequent events for potential recognition and/or disclosure through the date the Consolidated Financial Statements included in this Annual Report on Form 10‑K were issued. In January 2026 Busey’s Board of Directors approved redemption of the trust preferred securities issued by First Busey Statutory Trust II, with the goal of completing the redemption in June of 2026. Regulatory approval for this redemption was received in February 2026. In addition, Busey filed a Current Report on Form 8‑K on January 27, 2026, which included information regarding the departure of a named executive officer, and during the first quarter of 2026 expects to record related severance expenses according to Schedule 1 of the Separation Letter, which is filed as Exhibit 10.33 to this Annual Report. Other than these, there were no significant subsequent events for the year ended December 31, 2025, through the filing date of these Consolidated Financial Statements.
NOTE 2. BUSINESS COMBINATIONS
CrossFirst Bankshares, Inc.
On March 1, 2025, Busey completed its acquisition of CrossFirst (NASDAQ: CFB), the holding company for CrossFirst Bank, pursuant to an Agreement and Plan of Merger, dated August 26, 2024, by and between Busey and CrossFirst (the “CrossFirst Merger Agreement”). This partnership creates a premier commercial bank spanning 10 states—Illinois, Missouri, Texas, Colorado, Florida, Kansas, Oklahoma, Arizona, Indiana, and New Mexico. The combined holding company continues to operate under the First Busey Corporation name. Busey’s common stock continues to trade on the Nasdaq under the “BUSE” stock ticker symbol.
Merger of CrossFirst Bank into Busey Bank
CrossFirst Bank’s results of operations were included in Busey’s consolidated results of operations beginning March 1, 2025. Busey operated CrossFirst Bank as a separate banking subsidiary until it was merged with and into Busey Bank on June 20, 2025. At the time of the bank merger, CrossFirst Bank’s banking centers became banking centers of Busey Bank.
Merger Consideration for CrossFirst
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
Acquisition Accounting for CrossFirst
The CrossFirst acquisition was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values as of March 1, 2025, the date of acquisition. Subsequent to the acquisition, as additional information and valuations became available, fair value adjustments were recorded, resulting in a $1.9 million increase to the fair value of net assets acquired. Estimated fair values are considered provisional until final fair values are determined or the measurement period has passed, but no later than one year from the acquisition date. Deferred taxes are considered provisional until the measurement period is closed. Other than this, Busey does not expect any further adjustments will be necessary.
First Busey Corporation (BUSE) | 2025 — 120

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As the total consideration paid for CrossFirst exceeded the estimated fair value of net assets acquired, goodwill of $49.5 million was recorded as a result of the acquisition. Goodwill recorded for this transaction reflects synergies expected from the acquisition and the greater revenue opportunities from Busey’s broader service capabilities in attractive new markets. Goodwill recorded for this transaction is not tax deductible and was assigned to the Banking operating segment.
Merchants and Manufacturers Bank Corporation
On April 1, 2024, Busey completed its acquisition of M&M and its wholly-owned subsidiary, M&M Bank, through a merger transaction. This partnership added M&M’s Life Equity Loan® products to Busey’s existing suite of services and expanded Busey’s presence in the suburban Chicago market.
Merger of M&M Bank into Busey Bank
M&M’s results of operations were included in Busey’s consolidated results of operation beginning April 1, 2024. Busey operated M&M Bank as a separate banking subsidiary until it was merged with Busey Bank on June 21, 2024. At the time of the bank merger, M&M Bank’s banking centers became banking centers of Busey Bank, except for M&M’s banking center located at 990 Essington Rd., Joliet, Illinois, which was closed in connection with the bank merger.
Merger Consideration for M&M
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
Acquisition Accounting for M&M
The M&M acquisition was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values on April 1, 2024, the date of acquisition. Fair values, including initial accounting for deferred taxes, were subject to refinement for up to one year after the closing date as additional information regarding the closing date fair values became available. Fair value adjustments representing a $0.4 million decrease in net assets acquired were recorded during the year ended December 31, 2024, as additional information became available regarding unrecorded assets and liabilities. A final fair value adjustment for deferred taxes was recorded during the three months ended March 31, 2025, resulting in an additional $0.1 million decrease in net assets acquired. Fair values were final as of March 31, 2025.
First Busey Corporation (BUSE) | 2025 — 121

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Acquisition Date Fair Values
Acquisition-date fair values of the assets acquired and liabilities assumed, as well as the fair value of consideration transferred, were estimated as follows:

	March 1, 2025	April 1, 2024
(dollars in thousands)	CrossFirst (provisional)	M&M (final)
Assets acquired
Cash and cash equivalents	$385,808	$33,577
Securities	725,622	8,086
Portfolio loans, net of ACL	6,023,063	417,230
Premises and equipment	69,673	2,045
Other intangible assets[1]	81,783	6,346
Other assets	212,440	10,461
Total assets acquired	7,498,389	477,745

Liabilities assumed
Deposits	6,571,699	392,838
Short-term borrowings	11,148	35,932
Long-term borrowings	68,922	1,450
Subordinated notes, net of unamortized issuance costs	—	3,911
Junior subordinated debt owed to unconsolidated trusts	2,238	2,594
Other liabilities	84,912	7,342
Total liabilities assumed	6,738,919	444,067

Net assets acquired	$759,470	$33,678

Consideration paid
Cash	$4	$15,200
Common stock	795,227	34,375
Preferred stock	7,750	—
Replacement awards	5,999	—
Total consideration paid	$808,980	$49,575

Goodwill	$49,510	$15,897
___________________________________________
1.Other intangible assets are being amortized over a period of ten years.
First Busey Corporation (BUSE) | 2025 — 122

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Valuations of Loans
Estimated fair values for the loan portfolio acquired in the CrossFirst acquisition included adjustments to certain receivables that were not considered PCD as of the acquisition date. These fair value adjustments were determined using a discounted cash flow model that applied various assumptions about coupon rates, remaining maturities, prepayment speeds, projected default probabilities, losses given defaults, and estimates of prevailing discount rates. These loans did not show signs of deterioration since origination, and therefore, at the acquisition date, were not subject to the guidance related to PCD loans. Receivables acquired in the CrossFirst acquisition that were not subject to these requirements included non-PCD loans with a fair value of $4.70 billion and gross contractual amounts receivable of $4.79 billion.
A portion of acquired loans were PCD. The following table provides a reconciliation between the purchase price and the fair value of these financial assets:

	March 1, 2025	April 1, 2024
(dollars in thousands)	CrossFirst	M&M
PCD Financial Assets
Gross contractual receivable for PCD financial assets	$1,539,718	$29,290
ACL recorded for estimated uncollectible contractual cash flows specific to PCD financial assets	(100,783)	(1,243)
Interest premium (discount) specific to PCD financial assets	(3,063)	(1,773)
Loans previously charged-off prior to acquisition	(110,740)	—
Fair value of PCD financial assets	$1,325,132	$26,274
Pro Forma Results
The following unaudited pro forma information has been prepared as if the CrossFirst acquisition had occurred on January 1, 2024, and as if the M&M acquisition had occurred January 1, 2023. The pro forma results combine the historical results of CrossFirst and M&M into Busey’s Consolidated Statements of Income, including the impact of purchase accounting adjustments such as loan discount accretion, intangible assets amortization, and deposit accretion, net of taxes. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisitions actually occurred on January 1, 2024, or on January 1, 2023, as applicable. Further, pro forma information does not purport to be indicative of future financial operating results. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies, or asset dispositions. Only the merger related expenses that have been recognized are included in net income in the table below:

	Years Ended December 31,
(dollars in thousands)	2025	2024
Revenue (net interest income plus noninterest income)	$758,049	$750,667
Net income	182,837	170,894
Diluted earnings per common share	1.91	1.87
First Busey Corporation (BUSE) | 2025 — 123

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Acquisition Costs
Busey incurred acquisition related expenses as follows:

	Years Ended December 31,
(dollars in thousands)	2025	2024
Pre-tax acquisition expenses
M&M	$108	$3,038
CrossFirst[1]	100,200	3,863
Pre-tax acquisition expenses	$100,308	$6,901
___________________________________________
1.In addition to the acquisition costs presented in the table above, during the year ended December 31, 2025, Busey recorded a $4.0 million adjustment to the initial provision for unfunded commitments for CrossFirst acquisition-date balances based on revised estimates resulting from implementation of a new CECL model.
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
Of the total acquisition related expenses, the following legal, professional, and consulting costs were incurred to consummate the mergers:

	Years Ended December 31,
(dollars in thousands)	2025	2024
Pre-tax costs to consummate the merger
M&M	$—	$147
CrossFirst	7,533	3,125
Pre-tax costs to consummate the merger	$7,533	$3,272
For additional information about Busey’s accounting policies related to business combinations, see “Business Combinations” in “Note 1. Significant Accounting Policies.”
First Busey Corporation (BUSE) | 2025 — 124

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3. DEBT SECURITIES
Busey's portfolio of debt securities includes both available for sale and held to maturity securities. The tables below provide the amortized cost, unrealized or unrecognized gains and losses, and fair values of debt securities, summarized by major category:

	As of December 31, 2025
	Amortized Cost	Unrealized		Fair Value
(dollars in thousands)		Gross Gains	Gross Losses
Debt securities available for sale[1]
Obligations of U.S. government corporations and agencies	$111,876	$250	$(80)	$112,046
Obligations of states and political subdivisions	270,682	3,089	(9,898)	263,873
Asset-backed securities	265,203	412	(35)	265,580
Commercial mortgage-backed securities	143,522	611	(11,191)	132,942
Residential mortgage-backed securities	1,464,347	9,336	(129,267)	1,344,416
Corporate debt securities	45,215	187	(1,711)	43,691
Total debt securities available for sale	$2,300,845	$13,885	$(152,182)	$2,162,548

	Amortized Cost	Unrecognized		Fair Value
		Gross Gains	Gross Losses
Debt securities held to maturity
Commercial mortgage-backed securities	$367,825	$—	$(65,210)	$302,615
Residential mortgage-backed securities	378,560	—	(55,218)	323,342
Total debt securities held to maturity	$746,385	$—	$(120,428)	$625,957
___________________________________________
1.Includes securities marked at par, with no gain or loss to report.
First Busey Corporation (BUSE) | 2025 — 125

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2024
	Amortized Cost	Unrealized		Fair Value
(dollars in thousands)		Gross Gains	Gross Losses
Debt securities available for sale[1]
Obligations of U.S. government corporations and agencies	$1,408	$—	$(8)	$1,400
Obligations of states and political subdivisions	156,534	31	(16,736)	139,829
Asset-backed securities	336,379	181	(3)	336,557
Commercial mortgage-backed securities	107,305	—	(15,131)	92,174
Residential mortgage-backed securities	1,279,090	19	(191,899)	1,087,210
Corporate debt securities	159,236	363	(6,548)	153,051
Total debt securities available for sale	$2,039,952	$594	$(230,325)	$1,810,221

	Amortized Cost	Unrecognized		Fair Value
		Gross Gains	Gross Losses
Debt securities held to maturity
Commercial mortgage-backed securities	$415,530	$—	$(77,242)	$338,288
Residential mortgage-backed securities	411,100	—	(74,335)	336,765
Total debt securities held to maturity	$826,630	$—	$(151,577)	$675,053
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

	As of December 31, 2025
(dollars in thousands)	Amortized Cost	Fair Value
Debt securities available for sale
Due in one year or less	$10,725	$10,684
Due after one year through five years	66,180	63,335
Due after five years through ten years	371,411	355,748
Due after ten years	1,852,529	1,732,781
Debt securities available for sale	$2,300,845	$2,162,548

Debt securities held to maturity
Due in one year or less	$20,000	$19,896
Due after one year through five years	37,076	35,836
Due after ten years	689,309	570,225
Debt securities held to maturity	$746,385	$625,957
First Busey Corporation (BUSE) | 2025 — 126

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Gains and Losses on Debt Securities Available for Sale
Realized gains and losses related to sales and calls of debt securities available for sale are summarized as follows:

	Years Ended December 31,
(dollars in thousands)	2025	2024	2023
Realized gains and losses on debt securities
Gross gains on debt securities	$321	$1	$20
Gross (losses) on debt securities[1]	(15,563)	(7,034)	(5,523)
Realized net gains (losses) on debt securities[2]	$(15,242)	$(7,033)	$(5,503)
___________________________________________
1.During the first quarter of 2025, Busey sold available for sale debt securities with a book value of approximately $205.6 million for a pre-tax loss of $15.5 million and related estimated tax benefit of $4.3 million, as part of a balance sheet repositioning strategy. During the first quarter of 2024, Busey sold available for sale debt securities with a book value of approximately $108.2 million for a pre-tax loss of $6.8 million and related estimated tax benefit of $1.8 million, as part of a balance sheet repositioning strategy.
2.Net gains (losses) on sales of securities reported on the Consolidated Statements of Income include, as applicable, the sale of equity securities, which are excluded in this table.
Debt securities with carrying amounts of $744.2 million on December 31, 2025, and $871.4 million on December 31, 2024, were pledged as collateral for public deposits, securities sold under agreements to repurchase, and for other purposes as required.
First Busey Corporation (BUSE) | 2025 — 127

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Debt Securities in an Unrealized or Unrecognized Loss Position
The following information pertains to debt securities with gross unrealized or unrecognized losses, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	As of December 31, 2025
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities available for sale
Obligations of U.S. government corporations and agencies	$39,156	$(80)	$—	$—	$39,156	$(80)
Obligations of states and political subdivisions	28,592	(361)	92,205	(9,537)	120,797	(9,898)
Asset-backed securities	10,005	(35)	—	—	10,005	(35)
Commercial mortgage-backed securities	4,986	(48)	71,830	(11,143)	76,816	(11,191)
Residential mortgage-backed securities	84,023	(708)	765,361	(128,559)	849,384	(129,267)
Corporate debt securities	5,969	(20)	29,097	(1,691)	35,066	(1,711)
Debt securities available for sale with gross unrealized losses	$172,731	$(1,252)	$958,493	$(150,930)	$1,131,224	$(152,182)

	12 months or more		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Debt securities held to maturity
Commercial mortgage-backed securities	$302,615	$(65,210)	$302,615	$(65,210)
Residential mortgage-backed securities	323,342	(55,218)	323,342	(55,218)
Debt securities held to maturity with gross unrecognized losses	$625,957	$(120,428)	$625,957	$(120,428)
First Busey Corporation (BUSE) | 2025 — 128

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2024
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities available for sale
Obligations of U.S. government corporations and agencies	$—	$—	$1,328	$(8)	$1,328	$(8)
Obligations of states and political subdivisions	11,234	(209)	119,723	(16,527)	130,957	(16,736)
Asset-backed securities	14,997	(3)	—	—	14,997	(3)
Commercial mortgage-backed securities	6,238	(42)	85,936	(15,089)	92,174	(15,131)
Residential mortgage-backed securities	152,081	(640)	930,642	(191,259)	1,082,723	(191,899)
Corporate debt securities	598	(1)	143,966	(6,547)	144,564	(6,548)
Debt securities available for sale with gross unrealized losses	$185,148	$(895)	$1,281,595	$(229,430)	$1,466,743	$(230,325)

	12 months or more		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Debt securities held to maturity
Commercial mortgage-backed securities	$338,288	$(77,242)	$338,288	$(77,242)
Residential mortgage-backed securities	336,765	(74,335)	336,765	(74,335)
Debt securities held to maturity with gross unrecognized losses	$675,053	$(151,577)	$675,053	$(151,577)
Additional information about debt securities in an unrealized or unrecognized loss position is presented in the tables below:

	As of December 31, 2025
(dollars in thousands)	Available for Sale	Held to Maturity	Total
Debt securities with gross unrealized or unrecognized losses, fair value	$1,131,224	$625,957	$1,757,181
Gross unrealized or unrecognized losses on debt securities	152,182	120,428	272,610
Ratio of gross unrealized or unrecognized losses to debt securities with gross unrealized or unrecognized losses	13.5%	19.2%	15.5%

Count of debt securities	637	52	689
Count of debt securities in an unrealized or unrecognized loss position	376	52	428
First Busey Corporation (BUSE) | 2025 — 129

Contents of Item 8. Financial Statements and Supplementary Data
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
Unrealized and unrecognized losses were related to changes in market interest rates and market conditions that do not represent credit-related impairments. Unless part of a corporate strategy or restructuring plan, Busey does not intend to sell securities that are in an unrealized or unrecognized loss position, and it is more likely than not that Busey will recover the amortized cost prior to being required to sell the debt securities. Full collection of the amounts due according to the contractual terms of the debt securities is expected; therefore, no ACL has been recorded in relation to debt securities, and the impairment related to noncredit factors on debt securities available for sale is recognized in AOCI, net of applicable taxes. As of December 31, 2025, Busey did not hold general obligation bonds of any single issuer, the aggregate of which exceeded 10% of Busey’s stockholders’ equity.
For additional information about Busey’s accounting policies related to debt securities, see “Debt Securities Available for Sale” and “Debt Securities Held to Maturity” in “Note 1. Significant Accounting Policies.”
First Busey Corporation (BUSE) | 2025 — 130

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4. PORTFOLIO LOANS
Loan Categories
Busey’s lending can be summarized into two primary categories: commercial and retail. Loans within these categories are further classified by lending activity: C&I and other commercial, CRE, real estate construction, retail real estate, and retail other. Distributions of the loan portfolio by loan category and lending activity is presented in the following table:

	As of December 31,
(dollars in thousands)	2025	2024
Commercial loans
C&I and other commercial	$4,229,208	$1,904,515
CRE	5,550,018	3,269,564
Real estate construction	1,039,289	378,209
Total commercial loans	10,818,515	5,552,288
Retail loans
Retail real estate	2,154,616	1,696,457
Retail other	594,668	448,342
Total retail loans	2,749,284	2,144,799

Total portfolio loans	13,567,799	7,697,087
ACL	(174,023)	(83,404)
Portfolio loans, net	$13,393,776	$7,613,683
Net deferred loan origination costs included in the balances above were $7.0 million as of December 31, 2025, compared to $12.5 million as of December 31, 2024. Net accretable purchase accounting adjustments included in the balances above reduced loans by $86.6 million as of December 31, 2025, and by $8.8 million as of December 31, 2024. Deposit account overdrafts reported as loans totaled $7.1 million as of December 31, 2025, and $3.8 million as of December 31, 2024.
In addition to loans assumed through acquisition activities, about which information can be found in “Note 2. Business Combinations,” Busey purchased retail other loans with a principal balance of $117.3 million during the year ended December 31, 2025, and retail real estate loans with a principal balance of $6.9 million during the year ended December 31, 2024. Busey did not make any significant loan purchases during the year ended December 31, 2023.
Pledged Loans
Busey has executed a blanket lien with the FHLB. The principal balance of loans Busey has pledged as collateral with the FHLB and Federal Reserve Bank for liquidity, which Busey is able to borrow against, is set forth in the table below:

	As of December 31,
(dollars in thousands)	2025	2024
Pledged loans
FHLB	$5,051,512	$4,813,600
Federal Reserve Bank	1,854,423	765,824
Total pledged loans	$6,905,935	$5,579,424
First Busey Corporation (BUSE) | 2025 — 131

Contents of Item 8. Financial Statements and Supplementary Data
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
The following table is a summary of Busey’s portfolio loans by risk grade:

	As of December 31, 2025
(dollars in thousands)	Pass	Watch	Special Mention	Substandard	Substandard Non-accrual	Total
Commercial loans
C&I and other commercial	$3,567,589	$375,113	$176,814	$75,394	$34,298	$4,229,208
CRE	4,607,134	769,405	140,967	24,680	7,832	5,550,018
Real estate construction	943,065	54,631	24,534	16,786	273	1,039,289
Total commercial loans	9,117,788	1,199,149	342,315	116,860	42,403	10,818,515
Retail loans
Retail real estate	2,106,215	30,674	7,507	1,799	8,421	2,154,616
Retail other	594,294	—	—	—	374	594,668
Total retail loans	2,700,509	30,674	7,507	1,799	8,795	2,749,284
Total portfolio loans	$11,818,297	$1,229,823	$349,822	$118,659	$51,198	$13,567,799
First Busey Corporation (BUSE) | 2025 — 132

Contents of Item 8. Financial Statements and Supplementary Data
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
First Busey Corporation (BUSE) | 2025 — 133

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Risk grades of portfolio loans and net charge-offs are presented in the tables below by lending activity, further sorted by origination year:

	As of and For The Year Ended December 31, 2025
Risk Grade Ratings	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Total
(dollars in thousands)	2025	2024	2023	2022	2021	Prior
C&I and other commercial
Pass	$833,539	$486,278	$342,560	$207,053	$178,429	$122,904	$1,396,826	$3,567,589
Watch	21,750	79,853	56,387	38,786	48,624	16,778	112,935	375,113
Special Mention	21,712	11,609	56,578	26,343	5,339	800	54,433	176,814
Substandard	8,336	605	20,444	14,603	9,868	3,655	17,883	75,394
Substandard non-accrual	1,489	3,899	600	10,265	948	4,560	12,537	34,298
Total C&I and other commercial	886,826	582,244	476,569	297,050	243,208	148,697	1,594,614	4,229,208
Gross charge-offs	$4,667	$3,332	$4,347	$1,450	$13,591	$11,456	$5,716	$44,559

CRE
Pass	1,077,169	483,950	710,448	1,035,426	740,680	515,631	43,830	4,607,134
Watch	210,673	61,926	119,986	143,072	161,387	69,789	2,572	769,405
Special Mention	49,648	22,642	2,991	13,811	32,109	18,858	908	140,967
Substandard	2,416	679	3,857	4,873	7,316	5,324	215	24,680
Substandard non-accrual	72	—	4,547	—	—	3,213	—	7,832
Total CRE	1,339,978	569,197	841,829	1,197,182	941,492	612,815	47,525	5,550,018
Gross charge-offs	1,297	11,057	—	—	253	—	—	12,607

Real estate construction
Pass	395,019	268,117	107,930	89,673	5,356	2,733	74,237	943,065
Watch	18,571	2,112	3,999	22,561	167	—	7,221	54,631
Special Mention	17,961	—	—	—	6,573	—	—	24,534
Substandard	16,020	—	—	—	766	—	—	16,786
Substandard non-accrual	—	273	—	—	—	—	—	273
Total real estate construction	447,571	270,502	111,929	112,234	12,862	2,733	81,458	1,039,289
Gross charge-offs	—	—	—	—	—	—	—	—

Retail real estate
Pass	93,212	127,475	269,877	446,309	407,851	508,504	252,987	2,106,215
Watch	2,686	569	24,601	1,492	267	482	577	30,674
Special Mention	47	78	4,028	1,454	1,686	—	214	7,507
Substandard	—	—	108	440	484	631	136	1,799
Substandard non-accrual	154	308	128	523	264	2,841	4,203	8,421
Total retail real estate	96,099	128,430	298,742	450,218	410,552	512,458	258,117	2,154,616
Gross charge-offs	1,164	—	—	—	—	51	36	1,251

Retail other
Pass	5,233	2,265	33,349	30,321	4,561	885	517,680	594,294
Substandard non-accrual	—	—	76	134	—	—	164	374
Total retail other	5,233	2,265	33,425	30,455	4,561	885	517,844	594,668
Gross charge-offs	546	147	270	47	—	74	141	1,225

Total portfolio loans	$2,775,707	$1,552,638	$1,762,494	$2,087,139	$1,612,675	$1,277,588	$2,499,558	$13,567,799
Total gross charge-offs	$7,674	$14,536	$4,617	$1,497	$13,844	$11,581	$5,893	$59,642
First Busey Corporation (BUSE) | 2025 — 134

Contents of Item 8. Financial Statements and Supplementary Data
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
First Busey Corporation (BUSE) | 2025 — 135

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Past Due and Non-Accrual Loans
An analysis of portfolio loans that are past due and still accruing, or on non-accrual status, is presented in the table below:

	As of December 31, 2025
	Loans past due, still accruing			Non-accrual Loans	Non-accrual Loans with No Allowance for Credit Losses
(dollars in thousands)	30-59 Days	60-89 Days	90+Days
Commercial loans
C&I and other commercial	$3,577	$593	$2,128	$34,298	$4,612
CRE	484	2,514	—	7,832	1,588
Real estate construction	—	—	—	273	158
Past due and non-accrual commercial loans	4,061	3,107	2,128	42,403	6,358
Retail loans
Retail real estate	2,457	4,280	136	8,421	349
Retail other	2,491	79	24	374	—
Past due and non-accrual retail loans	4,948	4,359	160	8,795	349
Total past due and non-accrual loans	$9,009	$7,466	$2,288	$51,198	$6,707

	As of December 31, 2024
	Loans past due, still accruing			Non-accrual Loans	Non-accrual Loans with No Allowance for Credit Losses
(dollars in thousands)	30-59 Days	60-89 Days	90+Days
Commercial loans
C&I and other commercial	$95	$—	$—	$3,852	$1,224
CRE	42	2,759	—	15,053	15,000
Real estate construction	41	—	—	23	—
Past due and non-accrual commercial loans	178	2,759	—	18,928	16,224
Retail loans
Retail real estate	3,280	683	1,115	2,984	194
Retail other	1,094	130	34	176	—
Past due and non-accrual retail loans	4,374	813	1,149	3,160	194
Total past due and non-accrual loans	$4,552	$3,572	$1,149	$22,088	$16,418
Gross interest income recorded on 90+ days past due loans, and that would have been recorded on non-accrual loans if they had been accruing interest in accordance with their original terms, was $3.0 million, $0.9 million, and $1.1 million for the years ended December 31, 2025, 2024, and 2023, respectively. Interest collected on those loans and recognized on a cash basis that was included in interest income was immaterial for the year ended December 31, 2025, was immaterial for the year ended December 31, 2024, and was $0.4 million for the year ended December 31, 2023.
For additional information about Busey’s accounting policies related to portfolio loans, see “Portfolio Loans” in “Note 1. Significant Accounting Policies.”
First Busey Corporation (BUSE) | 2025 — 136

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Loan Modifications for Borrowers Experiencing Financial Difficulty
The following tables present the amortized cost basis of loans that were modified—specifically in the form of (1) principal forgiveness, (2) an interest rate reduction, (3) an other-than-insignificant payment deferral, and/or (4) a term extension—for borrowers experiencing financial difficulty during the periods indicated, disaggregated by lending activity and the type of modification:

	Year Ended December 31, 2025
(dollars in thousands)	Payment Deferral	Term Extension	% of Total Class of Financing Receivable
Modified Loans
C&I and other commercial	$10,554	$22,851	0.8%
CRE[1]	939	1,502	—%
Real estate construction	—	16,020	1.5%
Total of loans modified during the period[2]	$11,493	$40,373	0.4%
___________________________________________
1.Modified loans represented an insignificant portion of CRE loans, rounding to zero percent.
2.Modifications included four loans on non-accrual status, and the remaining loans were classified as substandard.

	Year Ended December 31, 2024
(dollars in thousands)	Payment Deferral	Term Extension	% of Total Class of Financing Receivable
Modified Loans
C&I and other commercial	$325	$26,175	1.4%
CRE	—	18,147	0.6%
Real estate construction	—	5,224	1.4%
Total of loans modified during the period[1]	$325	$49,546	0.6%
___________________________________________
1.Modifications included one loan on non-accrual status, and the remaining loans were classified as substandard.
The following table provides, as applicable for loan modifications made during the periods indicated for borrowers experiencing financial difficulty, the weighted average interest rate reductions and weighted average term extensions:

	Years Ended December 31,
	2025	2024	2023
	Weighted Average Term Extension	Weighted Average Term Extension	Weighted Average Interest Rate Reduction	Weighted Average Term Extension
Weighted Average Loan Term Extensions
C&I and other commercial	9 months	1.3 years	—%	1.5 years
CRE	11 months	4 months	2.50%	1.8 years
Real estate construction	10 months	6 months	—%	1.0 year
Aggregate effect	10 months	10 months	2.50%	1.4 years
First Busey Corporation (BUSE) | 2025 — 137

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Performance of Modified Loans
Busey closely monitors the performance of the loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the payment performance of loans modified during the last twelve months:

	As of December 31, 2025
(dollars in thousands)	Current	30-89 Days	90+ Days	Non-accrual
Modified Loans
C&I and other commercial	$29,684	$—	$—	$3,721
CRE	2,168	273	—	—
Real estate construction	16,020	—	—	—
Loans modified during the last twelve months	$47,872	$273	$—	$3,721
Busey had commitments of $13.5 million as of December 31, 2025, to lend additional funds to debtors experiencing financial difficulty for whom Busey modified a loan within the past twelve months. Busey did not have any commitments as of December 31, 2024, to lend additional funds to debtors experiencing financial difficulty for whom Busey had modified a loan within the past twelve months.
A default occurs when a loan is 90 days or more past due or transferred to non-accrual status. The following table provides the amortized cost basis of loans that had a payment default during the periods indicated, after having been modified during the 12 months before default for borrowers experiencing financial difficulty:

	Years Ended December 31,
	2025		2024	2023
(dollars in thousands)	Payment Deferral	Term Extension	Term Extension	Term Extension
Loans with Subsequent Defaults
C&I and other commercial	$460	$3,261	$—	$88
CRE	—	—	15,000	—
Modified loans with subsequent defaults	$460	$3,261	$15,000	$88
For additional information about Busey’s accounting policies related to loans modified for borrowers experiencing financial difficulty, see “Loan Modifications” in “Note 1. Significant Accounting Policies.”
Collateral Dependent Loans
Management's evaluation as to the ultimate collectability of loans includes estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral. These estimates are affected by changing economic conditions and the economic prospects of borrowers. Collateral dependent loans are loans in which repayment is expected to be provided solely by the operation or sale of the underlying collateral and there are no other available and reliable sources of repayment. Loans are written down to the lower of cost or fair value of the underlying collateral, less estimated costs to sell. Busey had $47.8 million and $19.3 million of collateral dependent loans secured by real estate for CRE and retail real estate loans, business assets for C&I and other commercial loans, and vehicles and other personal assets for retail other loans as of December 31, 2025, and December 31, 2024, respectively.
First Busey Corporation (BUSE) | 2025 — 138

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Allowance for Credit Losses
The ACL is a valuation account that is deducted from the portfolio loans’ amortized cost bases to present the net amount expected to be collected on the portfolio loans. The ACL is established through the provision for credit losses charged to income. Portfolio loans are charged-off against the ACL when management believes the uncollectibility of a loan balance is confirmed. Recoveries are recognized up to the aggregate amount of previously charged-off balances.
Management estimates the ACL balance using relevant available information from internal and external sources relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. The ACL consists of three components: (1) specific allocations/individual reserves; (2) quantitative reserves; and (3) qualitative reserves.
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
•Quantitative reserves – Busey implemented a new non-discounted cash flow model in the second quarter of 2025 that uses combined historical loan data from Busey Bank beginning in 2004 and CrossFirst Bank since its inception in 2007. The model incorporates various baseline forecast scenarios and national unemployment rates with either national gross domestic product, the national home price index, or the national commercial real estate price index. Further, prepayment and curtailment expectations are factored into the model. Due to the continued economic uncertainty in the markets in which the Company operates, Busey will continue to utilize a forecast period of 12 months with an immediate reversion to historical loss rates beyond this forecast period in its ACL estimate.
•Qualitative reserves – Busey uses qualitative factors to adjust the historical loss factors for current and forecasted conditions. Busey considers the ten qualitative factors identified in the Interagency Guidance and ASC Topic 326 at each reporting date.
First Busey Corporation (BUSE) | 2025 — 139

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes activity in the ACL attributable to each lending activity. Allocation of a portion of the ACL to one lending activity does not preclude its availability to absorb losses in other lending activities:

(dollars in thousands)	C&I and Other Commercial	CRE	Real Estate Construction	Retail Real Estate	Retail Other	Total
ACL balance, December 31, 2022	$23,860	$38,299	$6,457	$18,193	$4,799	$91,608
Provision for loan losses	(727)	(2,455)	(1,465)	7,922	(876)	2,399
Charged-off	(2,429)	(953)	—	(407)	(629)	(4,418)
Recoveries	552	574	171	590	264	2,151
ACL balance, December 31, 2023	21,256	35,465	5,163	26,298	3,558	91,740
Day 1 PCD[1]	824	322	—	96	1	1,243
Provision for loan losses	14,455	(318)	(1,885)	(3,031)	(631)	8,590
Charged-off	(15,453)	(3,314)	—	(168)	(631)	(19,566)
Recoveries	507	146	67	516	161	1,397
ACL balance, December 31, 2024	21,589	32,301	3,345	23,711	2,458	83,404
Day 1 PCD[1]	75,569	21,588	2,112	1,430	84	100,783
Day 2 Provision for loan losses[2]	22,648	15,104	2,911	1,628	142	42,433
Provision for loan losses	(16,574)	13,677	3,105	3,159	(54)	3,313
Charged-off[3]	(44,559)	(12,607)	—	(1,251)	(1,225)	(59,642)
Recoveries	2,697	265	95	501	174	3,732
ACL balance, December 31, 2025	$61,370	$70,328	$11,568	$29,178	$1,579	$174,023
__________________________________________
1.The Day 1 PCD was attributable to the M&M acquisition in 2024 and the CrossFirst acquisition in 2025.
2.The Day 2 Provision for loan losses was attributable to the CrossFirst acquisition.
3.Charge-off amounts included $36.8 million for PCD loans assumed in the CrossFirst acquisition.

For additional information about Busey’s accounting policies related to the allowance for credit losses, see “Allowance for Credit Losses” in “Note 1. Significant Accounting Policies.”
First Busey Corporation (BUSE) | 2025 — 140

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5. OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS
OREO and other repossessed assets represent properties and other assets acquired through foreclosure or other proceedings in settlement of loans and is included in other assets in the accompanying Consolidated Balance Sheets. The following table summarizes the composition of Busey’s OREO and other repossessed asset balances:

	As of December 31,
(dollars in thousands)	2025	2024
OREO
Commercial	$95	$—
Residential	605	63
Total OREO	700	63
Other repossessed assets	3,926	—
OREO and other repossessed assets	$4,626	$63
The following table summarizes changes in the OREO and other repossessed assets balance:

	Years Ended December 31,
(dollars in thousands)	2025	2024	2023
OREO and other repossessed assets at January 1	$63	$125	$850
Additions, transfers from loans and assumed in acquisitions	26,641	26	189
Sales	(21,233)	(84)	(770)
Cash payments (collected) paid	(423)	(4)	(44)
Impairment	(422)	—	(100)
OREO and other repossessed assets at December 31	$4,626	$63	$125
Busey incurs operating expenses for, and may have income from, OREO and other repossessed assets. Upon sale, Busey may recognize a gain or loss on the sale of OREO and other repossessed assets. The table below summarizes the effect of these activities, included in other noninterest income and other noninterest expense on Busey’s Consolidated Statements of Income:

	Years Ended December 31,
(dollars in thousands)	2025	2024	2023
Income from (expense for) OREO and other repossessed assets
Operating income (expense), net	$38	$(17)	$(67)
Net gain (loss) on sales	302	585	46
Impairment expense	(422)	—	(100)
Income from (expense for) OREO and other repossessed assets	$(82)	$568	$(121)
Busey’s recorded investment in residential real estate loans that were in the process of foreclosure was $6.0 million as of December 31, 2025, and $0.4 million as of December 31, 2024. Busey follows Federal Housing Finance Agency guidelines on single-family foreclosures and real estate owned evictions on portfolio loans.
For additional information about Busey’s accounting policies related to OREO and other repossessed assets, see “Other Real Estate Owned and Other Repossessed Assets” in “Note 1. Significant Accounting Policies.”
First Busey Corporation (BUSE) | 2025 — 141

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6. PREMISES AND EQUIPMENT
Premises and equipment are summarized in the following table:

	As of December 31,
(dollars in thousands)	2025	2024
Premises and equipment
Land and improvements	$50,147	$42,565
Buildings and improvements	194,925	130,185
Furniture and equipment	64,108	53,945
Premises and equipment, gross	309,180	226,695
Accumulated depreciation and amortization	(115,736)	(107,875)
Premises and equipment, net	$193,444	$118,820
Depreciation expense is presented in the table below:

	Years Ended December 31,
(dollars in thousands)	2025	2024	2023
Depreciation and amortization expense	$12,926	$9,503	$9,488
For additional information about Busey’s accounting policies related to premises and equipment, see “Premises and Equipment” in “Note 1. Significant Accounting Policies.”
NOTE 7. LEASES
Busey as The Lessee
Busey’s leases consisting primarily of real estate leases for banking centers, ATM locations, and office space, as well as equipment leases. The following table summarizes lease-related balances that Busey reported on its Consolidated Balance Sheets:

		As of December 31,
(dollars in thousands)	Location	2025	2024
Lease balances
Right of use assets:
Operating leases	Other assets	$30,204	$10,608
Finance leases	Premises and equipment, net	5,155	—
Total right of use assets		$35,359	$10,608

Lease liabilities:
Operating leases	Other liabilities	$32,597	$11,040
Finance leases	Long-term borrowings	6,223	—
Total lease liabilities		$38,820	$11,040
First Busey Corporation (BUSE) | 2025 — 142

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Lease terms are summarized in the following table:

	As of December 31,
	2025	2024
Lease terms
Weighted average remaining lease terms:
Operating leases	7.41 years	7.55 years
Finance leases	16.26 years	N/A
Weighted average discount rates:
Operating leases	4.24%	3.77%
Finance leases	5.10%	N/A
The following table presents lease costs that Busey reported on its Consolidated Statements of Income:

		Years Ended December 31,
(dollars in thousands)	Location	2025	2024	2023
Lease costs
Operating lease costs:
Premises rent expense	Net occupancy expense of premises	$5,891	$2,335	$2,379
Equipment rent expense	Furniture and equipment expenses	29	17	16
Finance lease costs:
Amortization expense	Net occupancy expense of premises	269	—	—
Interest expense	Long-term borrowings	267	—	—
Variable lease costs	Net occupancy expense of premises	60	58	38
Short-term lease costs	Net occupancy expense of premises	58	83	50
Total lease cost		$6,574	$2,493	$2,483
First Busey Corporation (BUSE) | 2025 — 143

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash paid for amounts included in the measurement of lease liabilities is presented in the following table:

	Years Ended December 31,
(dollars in thousands)	2025	2024	2023
Cash flows related to leases
Operating cash flows from operating leases	$10,185	$3,992	$4,173
Operating cash flows from finance leases	267	—	—
Financing cash flows from finance leases	141	—	—

Right of use assets obtained in exchange for operating lease liabilities[1]	25,590	1,579	231
Right of use assets obtained in exchange for finance lease liabilities[1]	6,365	—	—
___________________________________________
1.The year ended December 31, 2025, included $23.2 million for operating and $6.4 million for financing right of use assets recognized in connection with the acquisition of CrossFirst. The year ended December 31, 2024, included $0.1 million right of use assets recognized in connection with the acquisition of M&M, and an additional $0.7 million recognized in connection with a lease amendment that was executed subsequent to the M&M acquisition for a lease that was obtained in that acquisition. Additional information about assets and liabilities obtained in business combinations can be found in “Note 2. Business Combinations.”
Future undiscounted payments for leases with initial terms of one year or more are presented in the table below:

	As of December 31, 2025
(dollars in thousands)	Operating Leases	Finance Leases
Rent commitments
2026	$6,255	$490
2027	5,929	527
2028	5,406	540
2029	4,407	540
2030	3,505	540
Thereafter	12,690	6,625
Total undiscounted cash flows	38,192	9,262
Less: Amounts representing interest	5,595	3,039
Present value of net future minimum lease payments	$32,597	$6,223
As of December 31, 2025, Busey had commitments totaling $6.0 million for three lease contracts with future accounting commencement dates.
Busey as The Lessor
Busey leases office and parking spaces to outside parties. Revenues recorded in connection with these leases, reported in other income on Busey’s Consolidated Statements of Income, are summarized in the table below:

	Years Ended December 31,
(dollars in thousands)	2025	2024	2023
Rental income	$860	$820	$724
First Busey Corporation (BUSE) | 2025 — 144

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Noncancellable terms for these leases, all of which are operating leases, extend through 2030. Under the terms of these lease agreements, Busey is entitled to receive aggregate future minimum lease payments as shown in the table below:

(dollars in thousands)	As of December 31, 2025
Rents to be received
2026	$804
2027	515
2028	377
2029	197
2030	117
Thereafter	—
Total lease payments from operating leases	$2,010
For additional information about Busey’s accounting policies related to leases, see “Leases” in “Note 1. Significant Accounting Policies.”
NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Busey’s goodwill is associated with its three operating segments, Banking, Wealth Management, and FirsTech. Goodwill is tested annually for impairment, and as part of this analysis, the reporting unit's carrying value is compared to its estimated fair value. Based on the impairment testing performed at December 31, 2025, there were no indicators of potential impairment.
In connection with the acquisition of CrossFirst, Busey recorded goodwill totaling $49.5 million and other intangible assets of $81.8 million during the year ended December 31, 2025, each in the Banking segment. In connection with the acquisition of M&M, Busey recorded goodwill totaling $0.1 million during the year ended December 31, 2025, and recorded goodwill totaling $15.8 million and other intangible assets of $6.3 million during the year ended December 31, 2024, each in the banking segment.
The carrying amount of goodwill by operating segment is presented in the table below:

	As of December 31,
(dollars in thousands)	2025	2024
Goodwill
Banking	$360,180	$310,595
Wealth Management	14,108	14,108
FirsTech	8,992	8,992
Total goodwill	$383,280	$333,695
Indefinite-lived intangible assets, such as goodwill, are not amortized. Goodwill is Busey's only indefinite-lived intangible asset.
First Busey Corporation (BUSE) | 2025 — 145

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Intangible Assets
Core deposit and customer relationship intangible assets are amortized over the estimated period during which Busey expects to benefit from the assets. The following table present Busey’s intangible asset balances and the related amounts of accumulated amortization:

	As of December 31, 2025
(dollars in thousands)	Core deposit intangible	Customer relationship intangible	Total
Intangible Assets
Intangible assets, gross	$187,194	$33,138	$220,332
Accumulated amortization	93,558	29,325	122,883
Intangible assets, net	$93,636	$3,813	$97,449

	As of December 31, 2024
(dollars in thousands)	Core deposit intangible	Customer relationship intangible	Total
Intangible Assets
Intangible assets, gross	$105,411	$33,138	$138,549
Accumulated amortization	78,831	27,438	106,269
Intangible assets, net	$26,580	$5,700	$32,280
Amortization expense related to intangible assets, as reflected on Busey's Consolidated Statements of Income, is presented in the table below:

	Years Ended December 31,
(dollars in thousands)	2025	2024	2023
Amortization Expense
Core deposit intangible	$14,727	$7,739	$7,616
Customer relationship intangible	1,887	2,318	2,816
Amortization of intangible assets	$16,614	$10,057	$10,432
Future expense for the amortization of intangible assets, as estimated, is summarized in the table below:

	As of December 31, 2025
(dollars in thousands)	Core deposit intangible	Customer relationship intangible	Total
Estimated amortization expense
2026	$15,277	$1,479	$16,756
2027	14,251	1,091	15,342
2028	13,184	703	13,887
2029	10,266	360	10,626
2030	9,160	162	9,322
Thereafter	31,498	18	31,516
Total estimated amortization expense	$93,636	$3,813	$97,449
First Busey Corporation (BUSE) | 2025 — 146

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For additional information about Busey’s accounting policies related to goodwill and other intangible assets, see “Goodwill and Other Intangible Assets” in “Note 1. Significant Accounting Policies.”
NOTE 9. DEPOSITS
The composition of Busey’s deposits is presented in the table below:

	As of December 31,
(dollars in thousands)	2025	2024
Deposits
Noninterest-bearing demand deposits	$3,659,421	$2,719,907
Interest-bearing transaction deposits	3,119,475	2,423,237
Saving deposits and money market deposits	5,697,172	3,348,711
Time deposits	2,429,890	1,490,635
Total deposits	$14,905,958	$9,982,490
Additional information about Busey’s deposits is presented in the table below:

	As of December 31,
(dollars in thousands)	2025	2024
Brokered interest-bearing transaction deposits	$50,136	$—
Brokered savings deposits and money market deposits	10,000	6,002
Brokered time deposits	10,004	7,088
Total time deposits with a minimum denomination of $100,000	1,674,862	860,193
Total time deposits with a minimum denomination that meets or exceeds the FDIC insurance limit of $250,000	876,207	334,503
Scheduled maturities of time deposits are presented in the table below:

(dollars in thousands)	As of December 31, 2025
Time deposits by schedule of maturities
2026	$2,364,343
2027	46,913
2028	10,952
2029	4,593
2030	2,667
Thereafter	422
Time deposits	$2,429,890
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
First Busey Corporation (BUSE) | 2025 — 147

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Securities sold under agreements to repurchase were as follows:

	As of December 31,
(dollars in thousands)	2025	2024
Securities sold under agreements to repurchase	$166,929	$155,610
Weighted average rate for securities sold under agreements to repurchase	2.22%	2.63%
Revolving Line of Credit
On May 28, 2021, Busey entered into a Second Amended and Restated Credit Agreement, pursuant to which it has access to a $40.0 million revolving line of credit bearing an interest rate of 1.80% plus the one-month forward-looking term rate based on SOFR. After executing subsequent amendments, the current termination date for the revolving line of credit is April 30, 2026. As of December 31, 2025, there was no balance outstanding on the revolving line of credit. The revolving line of credit incurs an insignificant non-usage fee based on any undrawn amounts.
Short-Term Borrowings
Busey had no short term borrowings as of either December 31, 2025, or December 31, 2024. When applicable, Busey’s short-term borrowings include loans maturing within one year of the loan origination date, the current portion of long-term debt that is due within 12 months, and federal funds purchased. Federal funds purchased are short-term borrowings that generally mature between one day and 90 days. During the second quarter of 2025, Busey purchased federal funds to test operational availability to access funds if needed.
Long-Term Borrowings
Busey’s long-term borrowings consists of loans maturing more than one year from the loan origination date, excluding the current portion that is due within 12 months, and finance lease liabilities. Long-term borrowings are summarized in the following table:

	As of December 31,
(dollars in thousands)	2025	2024
Long-term borrowings
FHLB borrowings	$102,792	$—
Secured borrowings	4,791	—
Finance lease liabilities	6,223	—
Total long-term borrowings	$113,806	$—
Funds borrowed from the FHLB, listed above, consisted of 15 notes with a weighted average interest rate of 2.43% and a weighted average maturity period of 1.96 years as of December 31, 2025. Maturity dates for the long-term FHLB borrowings range from May 2027 through October 2028.
Acquired SBA loans that did not qualify for sale accounting treatment are presented as secured borrowings. Secured borrowings consisted of seven notes with a weighted average maturity period of 17.01 years as of December 31, 2025. Maturity dates for the secured borrowings range from September 2030 to January 2046.
First Busey Corporation (BUSE) | 2025 — 148

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Associated with the M&M acquisition completed on April 1, 2024 (see “Note 2. Business Combinations”), Busey acquired a $4.0 million 5.25% fixed-to-floating rate subordinated note maturing December 4, 2030, which qualified as Tier 2 capital for regulatory purposes. Interest on the subordinated note accrued at a rate equal to 5.25% per annum from the original issue date to December 4, 2025. Thereafter, the note was to accrue interest at a floating rate per annum equal to a benchmark rate, which was the Three-Month Term SOFR (as defined in the subordinated notes), plus a spread of 497 bps. The subordinated note had an optional redemption, in whole or in part, on or after December 4, 2025. On December 4, 2025, Busey redeemed the entire $4.0 million outstanding principal amount of the subordinated note.
Unamortized debt issuance costs related to Busey’s subordinated notes are presented in the following table:

	As of December 31,
(dollars in thousands)	2025	2024
Unamortized debt issuance costs
Subordinated notes issued in 2020	$—	$222
Subordinated notes issued in 2022	605	1,004
Total unamortized debt issuance costs	$605	$1,226
NOTE 11. JUNIOR SUBORDINATED DEBT OWED TO UNCONSOLIDATED TRUSTS
Busey maintains statutory trusts for the sole purpose of issuing and servicing trust preferred securities and related trust common securities. Proceeds from such issuances were used by the trusts to purchase junior subordinated notes issued by Busey, which are the sole assets of each trust. Concurrent with the issuance of the trust preferred securities, Busey issued guarantees for the benefit of the holders of the trust preferred securities. Busey owns all of the common securities of each trust. The trust preferred securities issued by each trust rank equally with the common securities in right of payment, except that if an event of default under the indenture governing the notes has occurred and is continuing, the preferred securities will rank senior to the common securities in right of payment. Busey had $77.3 million and $74.8 million of junior subordinated debt owed to unconsolidated trusts at December 31, 2025, and 2024, respectively, maturing in 2033 through 2036. In connection with its acquisitions of Pulaski Financial Corp. in 2016, M&M in 2024, and CrossFirst in 2025 Busey has acquired similar statutory trusts and the fair value adjustment is being accreted over their weighted average remaining lives, with a balance of $2.9 million remaining to be accreted as of both December 31, 2025, and 2024.
First Busey Corporation (BUSE) | 2025 — 149

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For regulatory capital purposes, current banking regulations allow for the inclusion in Tier 1 Capital of qualifying trust preferred securities issued prior to May 19, 2010, by bank holding companies with less than $15.0 billion of assets. With the completion of the CrossFirst acquisition on March 1, 2025, Busey surpassed the $15.0 billion asset threshold, and its trust preferred securities were relegated from Tier 1 Capital to Tier 2 Capital.
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
In January 2026 Busey’s Board of Directors approved the redemption of the trust preferred securities issued by First Busey Statutory Trust II. Approval for the redemption has been received from the Federal Reserve Bank. Busey expects to complete the redemption in June of 2026.
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
Banking regulations identify five capital categories for insured depository institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. As of December 31, 2025 and 2024, all capital ratios of First Busey and Busey Bank exceeded well capitalized levels under the applicable regulatory capital adequacy guidelines. Management believes that no events or changes have occurred subsequent to December 31, 2025, that would change this designation.
First Busey Corporation (BUSE) | 2025 — 150

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Capital Amounts and Ratios
The following tables summarize regulatory capital requirements applicable to First Busey and Busey Bank:

	As of December 31, 2025
	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital to risk weighted assets
First Busey	$1,920,388	12.43%	$694,987	4.50%	$1,003,870	6.50%
Busey Bank	$2,150,048	13.97%	$692,654	4.50%	$1,000,500	6.50%

Tier 1 capital to risk weighted assets
First Busey	$2,143,138	13.88%	$926,650	6.00%	$1,235,533	8.00%
Busey Bank	$2,150,048	13.97%	$923,539	6.00%	$1,231,385	8.00%

Total capital to risk weighted assets
First Busey	$2,459,847	15.93%	$1,235,533	8.00%	$1,544,416	10.00%
Busey Bank	$2,287,179	14.86%	$1,231,385	8.00%	$1,539,231	10.00%

Leverage ratio of Tier 1 capital to average assets
First Busey	$2,143,138	11.93%	$718,334	4.00%	N/A	N/A
Busey Bank	$2,150,048	12.00%	$716,476	4.00%	$895,596	5.00%
First Busey Corporation (BUSE) | 2025 — 151

Contents of Item 8. Financial Statements and Supplementary Data
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
Subsidiary Dividend Payments
First Busey Corporation’s ability to pay cash dividends to its stockholders and to service its debt is dependent on the receipt of cash dividends from its subsidiaries. Under applicable regulatory requirements, an Illinois state-chartered bank, such as Busey Bank, generally may pay dividends only out of net profits. Busey Bank paid $160.0 million, $100.0 million, and $90.0 million in dividends to First Busey Corporation during the years ended December 31, 2025, 2024, and 2023, respectively.
First Busey Corporation (BUSE) | 2025 — 152

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13. INCOME TAXES
Income Tax Expenses
The following table presents components of Busey’s income taxes included in the accompanying Consolidated Statements of Income:

	Years Ended December 31,
(dollars in thousands)	2025	2024	2023
Income taxes
Current expense:
Federal	$33,596	$26,696	$20,139
State	9,708	11,533	14,120
Deferred expense:
Federal	(579)	1,561	(1,557)
State	8,653	(177)	(1,363)
Total income taxes	$51,378	$39,613	$31,339
The following table provides a reconciliation of federal and state income taxes at statutory rates to the income taxes included in the accompanying Consolidated Statements of Income:

	Years Ended December 31,
(dollars in thousands)	2025		2024		2023
Income taxes at federal statutory rate	$39,194	21.0%	$32,194	21.0%	$32,320	21.0%
State and local income taxes (net of federal income tax effect)[1]	14,470	7.8%	10,890	7.1%	10,072	6.5%
Tax credit investments:
Low income housing tax credits	(7,954)	(4.3)%	(5,657)	(3.7)%	(11,243)	(7.3)%
New markets tax credits	(9,008)	(4.8)%	(9,474)	(6.2)%	(2,416)	(1.6)%
Other credits	(1,589)	(0.9)%	(883)	(0.6)%	(1,306)	(0.8)%
Nontaxable or nondeducitble items:
Tax-exempt interest, net	(2,148)	(1.2)%	(1,141)	(0.7)%	(1,493)	(1.0)%
Compensation	3,079	1.7%	407	0.3%	(217)	(0.1)%
Other nontaxable or nondeductible	546	0.2%	(381)	(0.3)%	(793)	(0.5)%
Other items:
Investment in partnerships	14,692	7.9%	13,244	8.6%	5,714	3.7%
Other	96	0.1%	414	0.3%	701	0.5%
Income taxes and effective income tax rate	$51,378	27.5%	$39,613	25.8%	$31,339	20.4%
___________________________________________
1.State taxes in Illinois for 2025, 2024, and 2023 made up the majority (greater than 50%) of the tax effect in this category.
First Busey Corporation (BUSE) | 2025 — 153

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred Income Taxes
Net deferred taxes, reported in other assets or other liabilities on Busey’s Consolidated Balance Sheets, include the deferred tax assets and liabilities presented in the following table:

	As of December 31,
(dollars in thousands)	2025	2024
Deferred taxes
Deferred tax assets:
ACL	$70,282	$23,685
Unrealized loss on cash flow hedge	2,744	7,256
Unrealized losses on securities available for sale, net	43,634	61,479
Unrealized losses on securities held to maturity	6,335	8,068
Stock-based compensation	8,089	6,431
Purchase accounting adjustments	3,695	2,076
Accrued vacation	713	493
Lease liabilities	8,016	2,951
Employee costs	12,359	5,725
Tax credits	2,873	—
State net operating loss carryovers	712	—
Other	1,931	—
Deferred tax assets before valuation allowances	161,383	118,164
Valuation allowances	(712)	—
Total deferred tax assets	160,671	118,164

Deferred tax liabilities:
Basis in premises and equipment	(6,716)	(2,419)
Affordable housing partnerships and other investments	(8,920)	(8,011)
Purchase accounting adjustments	(927)	(1,022)
Mortgage servicing assets	(872)	(745)
Basis in core deposit, customer intangible assets, and asset purchase goodwill	(20,427)	(3,325)
Deferred loan origination costs	(1,836)	(3,317)
Right of use assets	(7,427)	(2,835)
Unrealized gain on equity securities	(1,268)	(172)
Other	(900)	(856)
Total deferred tax liabilities	(49,293)	(22,702)

Net deferred tax asset	$111,378	$95,462
First Busey Corporation (BUSE) | 2025 — 154

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Management has determined that it is more likely than not that the net deferred tax assets included in the accompanying Consolidated Financial Statements will be fully realized with the exception of Kansas net operating losses acquired as part of the CrossFirst acquisition. Prior to acquisition, CrossFirst generated $20.5 million of Kansas net operating losses from tax years 2019 through 2025, which are indefinitely lived. As of December 31, 2025, Management has determined that it is more likely than not that these net operating losses will not be realized due to the lack of profitability reported by the entities included in the Kansas filing group. Based on this determination, Busey established a $0.7 million valuation allowance against the acquired Kansas state net operating losses for the year ended December 31, 2025. No valuation allowance was required for any deferred tax assets as of December 31, 2024.
Income Tax Payments
Income tax payments by jurisdiction, excluding payments for tax credit investments, are presented in the following table:

	Years Ended December 31,
(dollars in thousands)	2025	2024	2023
Income tax payments by jurisdiction
Federal	$16,794	$11,200	$18,300
Illinois[1]	*	*	5,240
Other	4,115	1,707	1,868
Total income tax payments	$20,909	$12,907	$25,408
___________________________________________
1.The amount of income taxes paid during the years ended December 31, 2025 and 2024, does not meet the five percent disaggregation threshold.

For additional information about Busey’s accounting policies related to income taxes, see “Income Taxes” in “Note 1. Significant Accounting Policies.”
NOTE 14. TAX CREDIT INVESTMENTS AND OTHER INVESTMENTS IN UNCONSOLIDATED ENTITIES
Busey’s investments in unconsolidated entities and related unfunded investment obligations are reflected in other assets and other liabilities on the Consolidated Balance Sheets, and are summarized in the table below:

		As of December 31,
(dollars in thousands)	Location	2025	2024
Investments in unconsolidated entities
Tax credit investments	Other assets	$119,634	$104,635
Other investments in unconsolidated entities	Other assets	46,361	27,371
Investments in unconsolidated entities		$165,995	$132,006

Unfunded investment obligations	Other liabilities	$68,690	$61,210
First Busey Corporation (BUSE) | 2025 — 155

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Busey applies the proportional amortization method in accounting for investments in tax-advantaged projects. Income tax credits and other benefits related to these investments, along with investment amortization, are included as a component of Busey’s estimated annual effective tax rate used for the calculation of income taxes presented on the Consolidated Statements of Income. Actual amounts of income tax credits and other benefits, along with investment amortization, are presented in the table below.

	Years Ended December 31,
(dollars in thousands)	2025	2024
Income tax credits and other tax benefits	$17,676	$20,734
Amortization of investments in tax-advantaged projects	15,735	18,494
For additional information about Busey’s accounting policies related to tax credit investments and other investments in unconsolidated entities, see “Tax Credit Investments and Other Investments in Unconsolidated Entities” in “Note 1. Significant Accounting Policies.”
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
401(k) Plan Expenses
Expenses related to Busey’s employee benefit plans, reported in salaries, wages, and employee benefits in the accompanying Consolidated Statements of Income, are summarized in the table below:

	Years Ended December 31,
(dollars in thousands)	2025	2024	2023
401(k) Plan expenses
Safe harbor match expenses	$6,261	$4,486	$3,745
Profit-sharing expenses	4,914	3,370	3,031
Total 401(k) Plan expenses	$11,175	$7,856	$6,776
First Busey Corporation (BUSE) | 2025 — 156

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16. STOCK-BASED COMPENSATION
CrossFirst Acquisition
The CrossFirst acquisition impacted Busey and CrossFirst equity awards:
Treatment of Busey’s Equity Awards
Following the closing of the CrossFirst acquisition, except as otherwise provided in the CrossFirst Merger Agreement, Busey equity awards generally remain outstanding and subject to the same terms and conditions as applied immediately prior to the time at which the CrossFirst acquisition became effective (the “effective time”). Notable changes to Busey’s equity awards are as follows:
•ROATCE PSUs — Each PSU issued by Busey that is earned based on Core Return on Average Tangible Common Equity (the “ROATCE PSUs”) and was outstanding immediately prior to the effective time was deemed earned with the achievement of the applicable performance goals based on actual performance through December 31, 2024, the latest practicable date prior to the effective time, and otherwise remains subject to the same terms and conditions (including service-based vesting terms) as applied to such ROATCE PSUs immediately prior to the effective time. The ROATCE PSUs have been deemed earned (i) at 100% of the target level of performance, for the ROATCE PSUs granted in 2023 and (ii) at 75% of the target level of performance, for the ROATCE PSUs granted in 2024. Modifications to the ROATCE PSUs granted in 2023 impacted 108 award holders and generated $0.2 million of incremental cost, and modifications to the ROATCE PSUs granted in 2024 impacted 129 award holders and generated $0.1 million of incremental cost.
•TSR PSUs — Each Busey PSU previously granted that is tied to total stockholder return (“TSR”, and such PSUs, the “TSR PSUs”) with a performance period that ended December 31, 2024, (excluding TSR PSUs previously held by retirees) was replaced, and each TSR PSU outstanding immediately prior to the effective time with performance periods ending December 31, 2025, and December 31, 2026, (including existing TSR PSUs held by retirees) was modified, each effective March 1, 2025, such that the resulting new or modified PSUs (collectively, the “Merger PSUs”) will be earned based on Busey’s relative TSR rank as compared to the KBW Nasdaq Regional Banking Index, measured at the end of a performance period commencing January 1, 2025, and ending December 31, 2026. The Merger PSUs are subject to the terms and conditions of the 2020 Equity Plan and the applicable award agreements. The target number of PSUs subject to each such Merger PSU was determined based on the number of PSUs that would have been earned in respect of the corresponding TSR PSU had performance for such corresponding TSR PSU been determined based on actual performance as of August 26, 2024, the day immediately prior to the announcement of the Merger, which is (i) in the case of the TSR PSUs granted in 2022, 94.5% of the original target level of performance, (ii) in the case of the TSR PSUs granted in 2023, 96.2% of the original target level of performance, and (iii) in the case of the TSR PSUs granted in 2024, 76.9% of the original target level of performance. Such target number also reflects the number of dividend equivalents accrued in respect of the corresponding existing TSR PSU that would have been earned based on the same actual TSR performance. Replacements for TSR PSUs granted in 2022 impacted 107 award holders and generated $1.3 million of replacement cost. Additional information about the Merger PSU replacement grant is included below under the heading “PSU Awards” in the “2020 Equity Plan” section. Modifications to the TSR PSUs granted in 2023 impacted 108 award holders and generated $1.4 million of incremental cost, and modifications to the TSR PSUs granted in 2024 impacted 129 award holders and generated $0.8 million of incremental cost.
•Busey RSUs — Each outstanding Busey time-based restricted stock unit award (the “Busey RSUs”) will vest in equal annual installments over three (3) years following the effective time; provided that if any Busey RSU would otherwise vest by its terms on an earlier date, any then-unvested portion as of such date shall vest on such original vesting date. Modifications to RSU grants impacted 139 award holders and did not generate any incremental cost.
Each Busey equity award will be subject to double-trigger vesting upon an involuntary termination within twelve (12) months following the effective time (at target performance, in the case of Merger PSUs).
First Busey Corporation (BUSE) | 2025 — 157

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Upon vesting and delivery, shares are expected, though not required, to be issued from treasury stock. Busey issued 108,021 treasury shares in conjunction with the settlement in 2025 of RSUs and SSARs that were awarded under the CrossFirst Bankshares, Inc. 2018 Omnibus Equity Incentive Plan, as Amended and Restated. The difference between the number of shares issued and the number of vested units is due to shares issued under a net share settlement option.
Stock Options
Busey has outstanding stock options that were issued under the First Community 2016 Equity Incentive Plan and assumed in Busey’s 2017 acquisition of First Community. A summary of the status of, and changes in, Busey's stock option awards for the year ended December 31, 2025, follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Intrinsic Value ($000's)
Outstanding at December 31, 2024	15,106	$23.53	1.87 years	$1
Outstanding at December 31, 2025	15,106	$23.53	0.87 years	4

Exercisable at December 31, 2025	15,106	$23.53	0.87 years	4
First Busey Corporation (BUSE) | 2025 — 158

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Settled Appreciation Rights
Busey issued replacement awards in the form of SSARs as part of the acquisition of CrossFirst. These awards were issued under the CrossFirst Bankshares 2018 Omnibus Equity Incentive Plan with exercise prices equal to the closing price of CrossFirst’s common shares on the original date for each award adjusted by the Exchange Ratio of 0.6675, rounded up to the nearest cent. At grant, SSARs typically vested ratably over seven years of continuous service with a ten-year or fifteen-year contractual term. At grant, replacement SSARs had a weighted average remaining contractual term of 5.4 years, and unvested replacement SSARs had a weighted average remaining vesting period of 3.2 years. The fair value of each SSAR was estimated at acquisition date using a Monte Carlo simulation since the awards were all in-the-money. The fair value of SSARs that vested during 2025 was $3.7 million.
A summary of SSAR activity during 2025 is presented below:

SSARs	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Intrinsic Value ($000's)
Outstanding at December 31, 2024	—	$—	—	$—
Replacement of CrossFirst SSARs	424,390	15.78
Exercised[1]	(119,842)	13.31
Forfeited	(4,005)	16.00
Expired	(30,145)	23.23
Outstanding at December 31, 2025	270,398	$16.04	4.98 years	2,095

Exercisable at December 31, 2025	253,560	$15.70	4.94 years	2,051
___________________________________________
1. The aggregate intrinsic value of SSARs exercised during 2025 was $1.1 million.
The following table provides the range of assumptions used in the Monte Carlo simulations to value CrossFirst awards that were replaced at acquisition and the weighted average grant date fair value per share:

Year Ended December 31, 2025
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
First Busey Corporation (BUSE) | 2025 — 159

Contents of Item 8. Financial Statements and Supplementary Data
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
Busey has granted RSU, PSU, and DSU awards under the terms of its 2020 Equity Plan. A description of RSU, PSU, and DSU awards granted in 2025 under the terms of the 2020 Equity Plan is provided below. A description of RSU, PSU, and DSU awards granted in 2024 and 2023 under the terms of the 2020 Equity Plan can be found in Busey’s Annual Reports for the years ended December 31, 2024, and 2023, respectively.
Upon vesting and delivery, shares are expected, though not required, to be issued from treasury stock. Busey issued 437,670 treasury shares in conjunction with the settlement in 2025 of RSUs, PSUs, and DSUs that were awarded under the 2020 Equity Plan. The difference between the number of shares issued and the number of vested units is due to shares issued under a net share settlement option. There were 658,552 shares available for issuance under the 2020 Equity Plan as of December 31, 2025.
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
On March 26, 2025, under the terms of the 2020 Equity Plan, Busey granted 348,269 RSUs to members of management. The grant date fair value of the award was $7.7 million, which will be recognized as compensation expense over the requisite service period. These awards will vest in equal installments over three years, on each anniversary of the grant date. The terms of these awards included an accelerated vesting provision upon eligible retirement from Busey, after a one-year minimum requisite service period.
On May 29, 2025, under the terms of the 2020 Equity Plan, Busey granted 4,494 RSUs to members of management. The grant date fair value of the award was $0.1 million, which will be recognized as compensation expense over the requisite service period. These awards will vest in equal installments over three years, on each anniversary of the grant date.
On July 23, 2025, under the terms of the 2020 Equity Plan, Busey granted 13,724 RSUs to members of management. The grant date fair value of the award was $0.3 million, which will be recognized as compensation expense over the requisite service period. These awards will vest on July 23, 2028.
On October 8, 2025, under the terms of the 2020 Equity Plan, Busey granted 21,395 RSUs to a member of management. The grant date fair value of the award was $0.5 million, which will be recognized as compensation expense over the requisite service period. These awards will vest on October 8, 2028.
First Busey Corporation (BUSE) | 2025 — 160

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of changes in Busey’s RSU awards for the year ended December 31, 2025, is presented in the following table:

RSU Awards	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2024	1,066,772	$21.80
Conversion of Busey ROATCE PSUs to RSUs	157,094	23.99
Replacement of CrossFirst RSUs and PSUs	341,048	23.99
Granted	387,882	22.28
Dividend equivalents earned	63,864	22.32
Vested	(547,788)	20.77
Forfeited	(148,335)	22.48
Nonvested at December 31, 2025	1,320,537	$23.14
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
On March 1, 2025, under the terms of the 2020 Equity Plan, in connection with the CrossFirst acquisition, Busey granted a target of 59,471 Merger PSUs with a maximum award of 95,154 units, which replaced the TSR PSUs granted in 2022. The actual number of units issued at the vesting date could range from 0% to 160% of the initial grant, depending on attaining a relative total stockholder return performance goal. The grant date fair value of the award, calculated using the Geometric Brownian Motion Model, was $1.3 million, which will be recognized in compensation expense over the performance period ending December 31, 2026.
On March 26, 2025, under the terms of the 2020 Equity Plan, Busey granted a target of 174,126 PSUs with a maximum award of 278,602 units. The actual number of units issued at the vesting date could range from 0% to 160% of the initial grant, depending on attaining a relative total stockholder return performance goal. The grant date fair value of the award, calculated using the Geometric Brownian Motion Model, was $3.4 million, which will be recognized in compensation expense over the performance period ending December 31, 2027.
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
First Busey Corporation (BUSE) | 2025 — 161

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of changes in Busey’s PSU awards for the year ended December 31, 2025, is presented in the following table:

PSU Awards	Shares[1]	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2024	372,042	$21.15
Modifications based on CrossFirst acquisition[2]	(181,828)	20.43
Granted	407,723	20.99
Dividend equivalents earned	198	21.87
Vested	(21,792)	20.61
Forfeited	(50,842)	20.94
Nonvested at December 31, 2025	525,501	$21.32

Vested and outstanding at December 31, 2025[3]	13,455	$20.44
___________________________________________
1.Shares for PSU awards represent target shares at grant date.
2.Modifications include PSUs that were converted to RSUs as well as balance adjustments related to the 2023 TSR PSUs and the 2024 TSR PSUs.
3.The performance and service periods for PSUs granted in 2023 ended on December 31, 2025, and these awards were considered vested under the 2020 Equity Plan at that time. Performance achievement was calculated in January 2026 and approved by Busey’s Compensation Committee on January 27, 2026. The achievement percentage for these awards was determined to be zero percent.
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
A summary of changes in Busey’s DSU awards for the year ended December 31, 2025, is presented in the following table:

DSU Awards	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2024	36,893	$23.40
Granted	39,846	22.16
Dividend equivalents earned	8,518	22.64
Vested	(44,039)	23.29
Nonvested at December 31, 2025	41,218	$22.16

Vested and outstanding at December 31, 2025	146,076	$23.01
First Busey Corporation (BUSE) | 2025 — 162

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The ESPP initially reserved for issuance and purchase an aggregate of 600,000 shares of Busey’s common stock. The first offering under the ESPP began on July 1, 2021. There were 295,946 shares available for issuance under the ESPP as of December 31, 2025.
Stock-Based Compensation Expense
Busey recognized compensation expense related to non-vested equity awards as summarized in the table below:

		Years Ended December 31,
(dollars in thousands)	Location	2025	2024	2023
Stock-based compensation expense
SSARs	Salaries, wages, and employee benefits	$137	$—	$—
RSU awards	Salaries, wages, and employee benefits	10,657	3,823	2,622
PSU awards[1]	Salaries, wages, and employee benefits	5,158	2,867	2,962
DSU awards	Other expense	842	826	833
ESPP	Salaries, wages, and employee benefits	326	210	178
Total stock-based compensation expense		$17,120	$7,726	$6,595
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
As all outstanding stock options were fully vested, no compensation expense was recorded for stock options for the years ended December 31, 2025, 2024, and 2023, and no unrecognized compensation expense remains for Busey’s stock option awards as of December 31, 2025.
First Busey Corporation (BUSE) | 2025 — 163

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unamortized stock-based compensation expense is presented in the table below:

	As of December 31,
(dollars in thousands)	2025	2024
Unamortized stock-based compensation
SSARs	$98	$—
RSU awards	9,236	7,093
PSU awards[1]	5,769	3,043
DSU awards	206	181
Total unamortized stock-based compensation	$15,309	$10,317

Weighted average period over which expense is to be recognized on awards issued under Busey's 2020 Equity Plan	1.8 years	2.5 years
Weighted average period over which expense is to be recognized on CrossFirst replacement awards	1.2 years	N/A
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
For additional information about Busey’s accounting policies related to stock-based compensation, see “Stock-Based Compensation” in “Note 1. Significant Accounting Policies.”
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
The following table presents changes in loans to related parties, as a group:

(dollars in thousands)	As of and for the Year Ended December 31, 2025
Balance of loans to related parties, December 31, 2024	$98,011
Change in relationship	(62,108)
New loans/advances	2,383
Repayments	(3,373)
Balance of loans to related parties, December 31, 2025	$34,913

Unused commitments to directors and executive officers	$35,863
Loans to related parties did not include significant amounts that were past due, non-accrual, or modified.
Deposits from related parties totaled $98.0 million as of December 31, 2025, and $31.2 million as of December 31, 2024.
First Busey Corporation (BUSE) | 2025 — 164

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 18. OUTSTANDING COMMITMENTS AND CONTINGENT LIABILITIES
Credit Commitments and Contingencies
A summary of the contractual amount of Busey’s exposure to off-balance-sheet risk relating to the Company’s commitments to extend credit and standby letters of credit follows:

	As of December 31,
(dollars in thousands)	2025	2024
Off-Balance Sheet Commitments
Commitments to extend credit	$4,696,867	$2,512,714
Standby letters of credit	123,746	35,464
Total commitments	$4,820,613	$2,548,178
For additional information about Busey’s accounting policies related to credit commitments and contingencies, see “Off-Balance Sheet Arrangements” in “Note 1. Significant Accounting Policies.”
Legal Matters
Busey is a party to legal actions which arise in the normal course of its business activities. Additionally, on November 25, 2025, First Busey Corporation filed two lawsuits against the Illinois Secretary of State in connection with an ongoing dispute regarding the amount of franchise taxes, penalties, interest, fees, and charges purportedly due from First Busey Corporation to the Illinois Secretary of State, as described in more detail under the heading “Franchise Tax Matter” below. Legal and administrative proceedings are subject to inherent uncertainties. While unfavorable outcomes could occur, Busey does not believe at this time that any potential liabilities relating to pending or potential legal matters are likely to have a material impact on Busey's results of operations or financial position.
Franchise Tax Matter
In 2021, First Busey Corporation received an inquiry from the Illinois Secretary of State, pursuant to which the Illinois Secretary of State asked for additional information regarding certain of First Busey Corporation’s franchise tax filings and the calculation of amounts due thereunder. The franchise tax is established by the Illinois Business Corporation Act (“BCA”) 805 ILCS 5/1 et seq., and is a tax imposed on foreign and domestic corporations for the privilege of conducting business in Illinois. First Busey Corporation has been cooperating with the inquiry since the initial outreach from the Illinois Secretary of State in 2021 and in October 2024 delivered additional BCA forms requested by the Illinois Secretary of State, with a full reservation of rights by First Busey Corporation.
First Busey Corporation (BUSE) | 2025 — 165

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On March 20, 2025, the Illinois Secretary of State requested that First Busey Corporation resubmit the requested forms using a proposed methodology for paid-in capital that First Busey Corporation views as inconsistent with the Illinois Secretary of State’s past practice, and existing statutory and case law. Accordingly, on May 14, 2025, within the Illinois Secretary of State’s requested timeframe, First Busey Corporation informed the Illinois Secretary of State that it would not resubmit the requested forms with the methodology that First Busey Corporation disputes and requested that the parties instead continue good faith discussions. On July 2, 2025, First Busey Corporation received a notice of hearing from the Illinois Secretary of State indicating that an administrative hearing has been scheduled to “ascertain” the required amount of franchise taxes, penalties, interest, fees, and charges purportedly due from First Busey Corporation to the Illinois Secretary of State. In the notice, the Illinois Secretary of State requested a determination of an amount due that the Illinois Secretary of State preliminarily estimated at in excess of $28.0 million, including in excess of $17.4 million in interest and approximately $0.3 million in penalties. First Busey Corporation disagrees with the Illinois Secretary of State’s preliminary estimate and believes that the Illinois Secretary of State’s request is contrary not only to the Illinois Secretary of State’s past practice, but also existing statutory and case law. First Busey Corporation intends to vigorously defend itself against the Illinois Secretary of State’s notice, including through appropriate judicial relief. To that end, on July 31, 2025, First Busey Corporation filed a special appearance with the Illinois Secretary of State’s Department of Administrative Hearings solely for the limited purpose of contesting the jurisdiction of the Illinois Secretary of State to initiate and conduct the administrative hearing, and on November 25, 2025, First Busey Corporation filed two lawsuits against the Illinois Secretary of State in connection with this matter: one in federal court, First Busey Corporation v. Alexi Giannoulias, No. 3:25-cv-50488 (N.D. Ill.); and one in Illinois state court, First Busey Corporation v. Alexi Giannoulias, No. 25-MR-283 (Sixth Judicial Circuit of Illinois, Champaign County). Both lawsuits and the administrative hearing remain pending.
Where a loss is believed to be reasonably possible, but not probable, or the loss cannot be reasonably estimated, no accrual is required. Given the underlying disagreement between First Busey Corporation and the Illinois Secretary of State on the proper methodology for calculating any franchise tax owed, the loss cannot be reasonably estimated. It is reasonably possible that this matter could require First Busey Corporation to pay additional taxes, including potential penalties and interest, or make other expenditures or accrue liabilities in amounts that could not be reasonably estimated as of December 31, 2025. If the likelihood of potential liabilities elevates and First Busey Corporation becomes able to reasonably estimate the loss, requiring an accrual, the potential future liabilities could be material in the period(s) in which they are recorded.
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
To secure its obligations under derivative contracts, Busey pledged cash and held collateral as follows:

	As of December 31,
(dollars in thousands)	2025	2024
Cash pledged to secure obligations under derivative contracts	$14,400	$21,900
Collateral held to secure obligations under derivative contracts	5,050	20,260
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
First Busey Corporation (BUSE) | 2025 — 166

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Interest Rate Swaps Designated as Cash Flow Hedges
Interest rate swaps with notional amounts totaling $500.0 million as of both December 31, 2025, and December 31, 2024, were designated as cash flow hedges. Busey entered into a $300.0 million receive-fixed pay-floating interest rate swap to reduce Busey's asset sensitivity (“Prime Loan Swap”). Duration was added to Busey’s loan portfolio by fixing a portion of floating prime-based loans. Interest rates had risen above their historical lows allowing Busey to lock in a portion of its loan portfolio to reduce asset sensitivity while creating a more stable margin in a volatile rate market. These hedges were determined to be highly effective during the period, and Busey expects its hedges to remain highly effective during the remaining terms of the swaps. Further, Busey entered into forward-starting SOFR-based receive-fixed pay-floating interest rate swaps totaling $200.0 million to reduce Busey’s asset sensitivity (“SOFR Loan Swaps”). These hedges were determined to be highly effective during the period, and Busey expects its hedges to remain highly effective during the remaining terms of the swaps. Changes in fair value were recorded net of tax in OCI.
A summary of the interest-rate swaps designated as cash flow hedges is presented below:

		As of December 31,
(dollars in thousands)	Location	2025	2024
Prime Loan Swap
Notional amount		$300,000	$300,000
Weighted average rate: receive-fixed		4.81%	4.81%
Weighted average variable Prime pay rates		6.81%	7.62%
Weighted average maturity		3.10 years	4.10 years

SOFR Loan Swaps
Notional amount		$200,000	$200,000
Weighted average rate: receive-fixed		3.78%	3.78%
Weighted average variable 1-month CME Term SOFR pay rates		3.82%	—%
Weighted average maturity		3.76 years	4.76 years

Gross aggregate fair value of the swaps
Gross aggregate fair value of swap assets	Other assets	$3,215	$—
Gross aggregate fair value of swap liabilities	Other liabilities	$14,589	$27,770

Balances carried in AOCI
Unrealized gains (losses) on cash flow hedges, net of tax	AOCI	$(7,616)	$(19,805)
During the next 12 months, Busey expects to reclassify unrealized gains and losses from OCI to interest income and interest expense as shown in the following table. Amounts actually recognized could differ from these expectations due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to December 31, 2025.

(dollars in thousands)	As of December 31, 2025
Unrealized gains (losses) expected to be reclassified from OCI to interest income	$(521)
First Busey Corporation (BUSE) | 2025 — 167

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Interest income and interest expense recorded on swap transactions is presented in the following table:

	Years Ended December 31,
(dollars in thousands)	2025	2024	2023
Interest on swap transactions
Increase (decrease) in interest income on swap transactions	$(8,432)	$(10,669)	$(10,326)
(Increase) decrease in interest expense on swap transactions	—	1,378	1,757
Net increase (decrease) in net interest income on swap transactions	$(8,432)	$(9,291)	$(8,569)
Net gains (losses) relating to cash flow derivative instruments that were recorded in OCI on the Consolidated Statements of Income are presented in the table below:

	Years Ended December 31,
(dollars in thousands)	2025	2024	2023
Unrealized gains (losses) on cash flow hedges
Net gain (loss) recognized in OCI, net of tax	$5,919	$(10,790)	$(1,835)
(Gain) loss reclassified from OCI to interest income, net of tax	6,270	8,818	7,382
(Gain) loss reclassified from OCI to interest expense, net of tax	—	(1,139)	(1,256)
Net change in unrealized gains (losses) on cash flow hedges, net of tax	$12,189	$(3,111)	$4,291
Derivative Instruments Not Designated as Hedges
Interest Rate Swaps Not Designated as Hedges
Busey may offer derivative contracts to its customers in connection with their risk management needs. Busey manages the risk associated with these contracts by entering into equal and offsetting derivative agreements with a third-party dealer. These contracts supported variable rate, commercial loan relationships totaling $1.16 billion as of December 31, 2025, and $719.2 million as of December 31, 2024. These derivatives generally worked together as an economic interest rate hedge, but Busey did not designate them for hedge accounting treatment. Consequently, changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred.
First Busey Corporation (BUSE) | 2025 — 168

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts and fair values of derivative assets and derivative liabilities related to customer interest rate swaps recorded on the Consolidated Balance Sheets are summarized as follows:

		As of December 31, 2025		As of December 31, 2024
(dollars in thousands)	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative assets not designated as hedging instruments
Interest rate swaps: receive-fixed, pay-floating	Other assets	$703,286	$11,542	$156,539	$1,465
Interest rate swaps: receive-floating, pay-fixed	Other assets	456,973	15,998	562,697	28,854
Derivative assets not designated as hedging instruments		$1,160,259	$27,540	$719,236	$30,319

Derivative liabilities not designated as hedging instruments
Interest rate swaps: receive-fixed, pay-floating	Other liabilities	$456,973	$15,998	$562,697	$28,854
Interest rate swaps: receive-floating, pay-fixed	Other liabilities	703,286	11,542	156,539	1,465
Derivative liabilities not designated as hedging instruments		$1,160,259	$27,540	$719,236	$30,319
Changes in fair value of these derivative assets and derivative liabilities were recorded in noninterest expense on the Consolidated Statements of Income and are summarized as follows:

		Years Ended December 31,
(dollars in thousands)	Location	2025	2024	2023
Interest rate swaps
Receive-fixed, pay-floating	Noninterest expense	$(2,604)	$1,726	$(11,525)
Receive-floating, pay-fixed	Noninterest expense	2,604	(1,726)	11,525
Net change in fair value of interest rate swaps		$—	$—	$—
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
First Busey Corporation (BUSE) | 2025 — 169

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Notional amounts of the risk participation agreements reflect the participating banks’ pro-rata shares of the derivative instruments, consistent with their shares of the related participated loans. The risk participation agreements mature between May 2026 and October 2033, and are summarized as follows:

	As of December 31,
(dollars in thousands)	2025	2024
Risk participation agreements purchased
Number of risk participation agreements	12	5
Notional amount	$74,590	$40,092
Fair value	30	5

Risk participation agreements sold
Number of risk participation agreements	13	—
Notional amount	$108,743	$—
Fair value	65	—
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
First Busey Corporation (BUSE) | 2025 — 170

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts and fair values of mortgage banking derivatives included on the Consolidated Balance Sheets are summarized as follows:

		As of December 31, 2025		As of December 31, 2024
(dollars in thousands)	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Mortgage banking derivative assets
Interest rate lock commitments	Other assets	$6,159	$145	$2,430	$28
Forward sales commitments	Other assets	1,520	2	3,457	21
Mortgage banking derivative assets		$7,679	$147	$5,887	$49

Mortgage banking derivative liabilities
Interest rate lock commitments	Other liabilities	$—	$—	$436	$4
Forward sales commitments	Other liabilities	9,278	26	1,955	6
Mortgage banking derivative liabilities		$9,278	$26	$2,391	$10
Gains and losses relating to these derivative instruments are reported in noninterest income, and are summarized as follows:

		Years Ended December 31,
(dollars in thousands)	Location	2025	2024	2023
Net gains (losses) on mortgage banking derivatives
Gains (losses) on interest rate lock commitments	Mortgage revenue	$789	$585	$—
Gains (losses) on forward sales commitments	Mortgage revenue	(40)	(147)	2
Net gains (losses) on mortgage banking derivatives		$749	$438	$2
Gains or losses are recognized on these mortgage banking derivative instruments in earnings; however, because loans held for sale are carried at LOCOM, any corresponding increase in the fair value of loans held for sale will not be recognized in earnings until the loans are sold, at which time the increase is factored into the calculated gain on sale. Decreases in the market value of loans held for sale are recognized in earnings at each measurement period.
For additional information about Busey’s accounting policies related to derivative financial instruments, see “Derivative Financial Instruments” in “Note 1. Significant Accounting Policies.”
First Busey Corporation (BUSE) | 2025 — 171

Contents of Item 8. Financial Statements and Supplementary Data
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
First Busey Corporation (BUSE) | 2025 — 172

Contents of Item 8. Financial Statements and Supplementary Data
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
First Busey Corporation (BUSE) | 2025 — 173

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables summarize financial assets and financial liabilities measured at estimated fair value on a recurring basis:

	As of December 31, 2025
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Debt securities available for sale:
Obligations of U.S. government corporations and agencies	$—	$112,046	$—	$112,046
Obligations of states and political subdivisions	—	263,873	—	263,873
Asset-backed securities	—	265,580	—	265,580
Commercial mortgage-backed securities	—	132,942	—	132,942
Residential mortgage-backed securities	—	1,344,416	—	1,344,416
Corporate debt securities	—	43,691	—	43,691
Equity securities	155	14,761	—	14,916
Derivative assets	—	30,902	30	30,932
Derivative liabilities	—	42,155	65	42,220

	As of December 31, 2024
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Debt securities available for sale:
Obligations of U.S. government corporations and agencies	$—	$1,400	$—	$1,400
Obligations of states and political subdivisions	—	139,829	—	139,829
Asset-backed securities	—	336,557	—	336,557
Commercial mortgage-backed securities	—	92,174	—	92,174
Residential mortgage-backed securities	—	1,087,210	—	1,087,210
Corporate debt securities	—	153,051	—	153,051
Equity securities	5,567	10,295	—	15,862
Derivative assets	—	30,368	5	30,373
Derivative liabilities	—	58,099	—	58,099
Activity for risk participation agreements, which are financial assets measured at estimated fair value on a recurring basis using Level 3, is summarized in the tables below:

		Years Ended December 31,
(dollars in thousands)	Location	2025	2024
Beginning Balance		$5	$15
Gains (losses) recognized in earnings	Other expense	117	(26)
Purchases		(171)	16
Sales		55	—
Assumed in acquisition		(41)	—
Ending Balance		$(35)	$5
For additional information about Busey’s accounting policies related to the fair value of financial instruments, see “Fair Value of Financial Instruments” in “Note 1. Significant Accounting Policies.”
First Busey Corporation (BUSE) | 2025 — 174

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following tables summarize assets and liabilities measured at estimated fair value on a non-recurring basis:

	As of December 31, 2025
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Loans evaluated individually, net of related allowance	$—	$—	$19,604	$19,604
OREO and other repossessed assets with subsequent impairment	—	—	4,409	4,409
Bank property held for sale with impairment	—	—	1,855	1,855

	As of December 31, 2024
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Loans evaluated individually, net of related allowance	$—	$—	$616	$616
Bank property held for sale with impairment	—	—	2,841	2,841
First Busey Corporation (BUSE) | 2025 — 175

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present additional quantitative information about assets measured at estimated fair value on a non-recurring basis using Level 3 inputs:

	As of December 31, 2025
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Loans evaluated individually, net of related allowance	$19,604	Appraisal of collateral	Appraisal adjustments	-1.6% to -100.0% (-44.6)
OREO and other repossessed assets with subsequent impairment	4,409	Appraisal of collateral	Appraisal adjustments	-2.8% to -24.1% (-4.5)%
Bank property held for sale with impairment	1,855	Appraisal of collateral or real estate listing price	Appraisal adjustments	-9.0% to -58.0% (-39.4)

	As of December 31, 2024
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Loans evaluated individually, net of related allowance	$616	Appraisal of collateral	Appraisal adjustments	-25.0% to -100.0% (-74.9)%
Bank property held for sale with impairment	2,841	Appraisal of collateral or real estate listing price	Appraisal adjustments	-9.0% to -76.7% (-51.8)%
First Busey Corporation (BUSE) | 2025 — 176

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Financial Assets and Financial Liabilities That Are Not Carried at Fair Value
Fair values of financial instruments that are not carried at fair value on Busey’s Consolidated Balance Sheets were estimated as follows:

	As of December 31, 2025		As of December 31, 2024
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Level 1 inputs:
Cash and cash equivalents	$294,052	$294,052	$697,659	$697,659
Level 2 inputs:
Debt securities held to maturity	746,385	625,957	826,630	675,053
Loans held for sale	5,752	5,886	3,657	3,726
Restricted bank stock	77,006	77,006	49,930	49,930
Accrued interest receivable	71,788	71,788	45,141	45,141
Level 3 inputs:
Portfolio loans, net	13,393,776	13,472,907	7,613,683	7,426,158
Mortgage servicing rights	1,459	5,176	1,304	5,627
Other servicing rights	2,086	2,193	1,482	1,591

Financial liabilities
Level 2 inputs:
Time deposits	$2,429,890	$2,425,290	$1,490,635	$1,481,591
Securities sold under agreements to repurchase	166,929	166,929	155,610	155,610
Long-term borrowings	113,806	113,853	—	—
Junior subordinated debt owed to unconsolidated trusts	77,328	71,407	74,815	67,314
Accrued interest payable	25,372	25,372	21,129	21,129
Level 3 inputs:
Subordinated notes, net of unamortized issuance costs	99,395	94,500	227,723	219,043
First Busey Corporation (BUSE) | 2025 — 177

Contents of Item 8. Financial Statements and Supplementary Data
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
Earnings per common share have been computed as follows:

	Years Ended December 31,
(dollars in thousands, except per share amounts)	2025	2024	2023
Net income available to common stockholders	$125,386	$113,691	$122,565

Weighted average number of common shares outstanding, basic	84,007,614	56,610,032	55,432,322
Dilutive effect of common stock equivalents:
Options	47	753	—
Warrants	—	—	324
SSARs	188,571	—	—
RSU awards	822,771	662,341	647,217
PSU awards	85,022	243,166	151,190
DSU awards	18,335	19,956	18,154
ESPP	11,266	6,753	6,941
Weighted average number of common shares outstanding, diluted	85,133,626	57,543,001	56,256,148

Basic earnings per common share	$1.49	$2.01	$2.21
Diluted earnings per common share	1.47	1.98	2.18
Shares that were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive are summarized in the table below for the periods presented:

	Years Ended December 31,
	2025	2024	2023
Anti-dilutive common stock equivalents
Options	11,330	9,588	21,981
RSU awards	1,124	3,216	39,445
PSU awards	178,574	140,937	106,955
Total anti-dilutive common stock equivalents	191,028	153,741	168,381
First Busey Corporation (BUSE) | 2025 — 178

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 22. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes changes AOCI by component, net of tax:

(dollars in thousands)	Unrealized Gains (Losses) on Debt Securities Available For Sale	Unrecognized Gains (Losses) on Debt Securities Held to Maturity	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance, December 31, 2022	$(222,394)	$(29,899)	$(20,985)	$(273,278)
Unrealized holding gains (losses), net	41,824	—	(1,835)	39,989
Amounts reclassified from AOCI, net	3,934	—	6,126	10,060
Amortization of unrecognized losses on securities transferred to held to maturity	—	4,426	—	4,426
Balance, December 31, 2023	(176,636)	(25,473)	(16,694)	(218,803)
Unrealized holding gains (losses), net	6,509	—	(10,790)	(4,281)
Amounts reclassified from AOCI, net	4,447	—	7,679	12,126
Amortization of unrecognized losses on securities transferred to held to maturity	—	3,919	—	3,919
Balance, December 31, 2024	(165,680)	(21,554)	(19,805)	(207,039)
Unrealized holding gains (losses), net	55,863	—	5,919	61,782
Amounts reclassified from AOCI, net	11,124	—	6,270	17,394
Amortization of unrecognized losses on securities transferred to held to maturity	—	3,390	—	3,390
Balance, December 31, 2025	$(98,693)	$(18,164)	$(7,616)	$(124,473)
First Busey Corporation (BUSE) | 2025 — 179

Contents of Item 8. Financial Statements and Supplementary Data
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
To evaluate segment performance and make informed decisions regarding the allocation of capital and personnel to the segments, the chief operating decision maker reviews each segment’s revenues, consisting of net interest income plus noninterest income, and net income, against budgeted revenues and net income on a monthly basis. This process enables Busey to (1) determine the cost and availability of funds within each business segment, (2) assess the profitability of a specific business segment by aligning relevant costs with revenues, and (3) evaluate each business segment in a way that reflects its economic impact on consolidated earnings.
Banking
The Banking operating segment provides a full range of banking services to individual and corporate customers through First Busey Corporation’s wholly-owned bank subsidiary, Busey Bank.
Busey Bank has 79 banking centers located throughout Illinois; the St. Louis, Missouri MSA; southwest Florida; Indianapolis, Indiana; the Dallas-Fort Worth MSA; the Kansas City MSA; Wichita, Kansas; Oklahoma City and Tulsa, Oklahoma; Phoenix and Tucson, Arizona; Denver and Colorado Springs, Colorado; and Clayton, New Mexico.
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
First Busey Corporation (BUSE) | 2025 — 180

Contents of Item 8. Financial Statements and Supplementary Data
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
Goodwill and total assets are summarized below by operating segment. The “other” category included in the tables below consists of the parent company, First Busey Risk Management, Inc. until its dissolution on December 18, 2023, and the elimination of intercompany transactions:

	As of December 31, 2025
(dollars in thousands)	Banking	Wealth Management	FirsTech	Other	Total
Goodwill	$360,180	$14,108	$8,992	$—	$383,280
Total assets	17,880,797	152,422	45,373	26,144	18,104,736

	As of December 31, 2024
(dollars in thousands)	Banking	Wealth Management	FirsTech	Other	Total
Goodwill	$310,595	$14,108	$8,992	$—	$333,695
Total assets	11,856,651	126,180	57,737	6,154	12,046,722
First Busey Corporation (BUSE) | 2025 — 181

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Financial results by operating segment, including significant expense categories provided to the chief operating decision maker, are summarized below:

	Year Ended December 31, 2025
(dollars in thousands)	Banking	Wealth Management	FirsTech	Other	Total
Interest income	$893,854	$—	$—	$6	$893,860
Intersegment interest income	—	—	62	(62)	—
Interest expense	310,058	—	—	14,193	324,251
Intersegment interest expense	3,210	—	—	(3,210)	—
Net interest income	580,586	—	62	(11,039)	569,609
Provision for credit losses	52,743	—	—	—	52,743
Net interest income after provision for credit losses	527,843	—	62	(11,039)	516,866

Noninterest income
Wealth management fees	—	69,426	—	—	69,426
Payment technology solutions	—	—	20,000	—	20,000
Treasury management services	17,322	—	—	—	17,322
Card services and ATM fees	18,048	—	—	—	18,048
Other service charges on deposit accounts	6,281	—	—	—	6,281
All other noninterest income	11,701	754	(11)	6,454	18,898
Intersegment noninterest income	1,795	—	1,588	(3,383)	—
Noninterest income	55,147	70,180	21,577	3,071	149,975

Revenue	635,733	70,180	21,639	(7,968)	719,584

Noninterest expense
Salaries, wages, and employee benefits	206,640	28,870	10,589	42,964	289,063
Data processing	36,551	2,590	3,702	338	43,181
Amortization of intangible assets	15,735	879	—	—	16,614
Interchange expense	—	—	5,194	—	5,194
All other noninterest expense	104,371	2,691	2,818	16,269	126,149
Intersegment noninterest expense	18,427	3,330	1,534	(23,291)	—
Noninterest expense	381,724	38,360	23,837	36,280	480,201

Income (loss) before income taxes	201,266	31,820	(2,198)	(44,248)	186,640
Income taxes	50,924	7,637	(435)	(6,748)	51,378
Net income	$150,342	$24,183	$(1,763)	$(37,500)	$135,262
First Busey Corporation (BUSE) | 2025 — 182

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2024
	Banking	Wealth Management	FirsTech	Other	Total
Interest income	$523,648	$—	$—	$33	$523,681
Intersegment interest income	324	—	48	(372)	—
Interest expense	183,126	—	—	17,944	201,070
Intersegment interest expense	2,664	—	—	(2,664)	—
Net interest income	338,182	—	48	(15,619)	322,611
Provision for credit losses	7,495	—	—	—	7,495
Net interest income after provision for credit losses	330,687	—	48	(15,619)	315,116

Noninterest income
Wealth management fees	—	63,630	—	—	63,630
Payment technology solutions	—	—	21,983	—	21,983
Treasury management services	8,377	—	—	—	8,377
Card services and ATM fees	13,424	—	—	—	13,424
Other service charges on deposit accounts	9,440	—	—	—	9,440
All other noninterest income	20,563	1,323	—	942	22,828
Intersegment noninterest income	1,402	—	1,071	(2,473)	—
Noninterest income	53,206	64,953	23,054	(1,531)	139,682

Revenue	391,388	64,953	23,102	(17,150)	462,293

Noninterest expense
Salaries, wages, and employee benefits	117,730	26,631	10,130	21,128	175,619
Data processing	20,631	2,263	3,692	538	27,124
Amortization of intangible assets	8,916	1,141	—	—	10,057
Interchange expense	—	—	6,001	—	6,001
All other noninterest expense	67,528	2,836	2,736	9,593	82,693
Intersegment noninterest expense	11,457	3,096	1,443	(15,996)	—
Noninterest expense	226,262	35,967	24,002	15,263	301,494

Income (loss) before income taxes	157,631	28,986	(900)	(32,413)	153,304
Income taxes	40,365	6,956	(230)	(7,478)	39,613
Net income	$117,266	$22,030	$(670)	$(24,935)	$113,691
First Busey Corporation (BUSE) | 2025 — 183

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2023
	Banking	Wealth Management	FirsTech	Other	Total
Interest income	$480,438	$—	$—	$105	$480,543
Intersegment interest income	—	—	54	(54)	—
Interest expense	140,917	—	—	19,005	159,922
Intersegment interest expense	3,006	—	—	(3,006)	—
Net interest income	336,515	—	54	(15,948)	320,621
Provision for credit losses	2,860	—	—	—	2,860
Net interest income after provision for credit losses	333,655	—	54	(15,948)	317,761

Noninterest income
Wealth management fees	—	57,309	—	—	57,309
Payment technology solutions	—	—	21,192	—	21,192
Treasury management services	7,435	—	—	—	7,435
Card services and ATM fees	12,305	—	—	—	12,305
Other service charges on deposit accounts	10,134	—	—	—	10,134
All other noninterest income	14,507	514	—	(2,182)	12,839
Intersegment noninterest income	1,149	—	1,554	(2,703)	—
Noninterest income	45,530	57,823	22,746	(4,885)	121,214

Revenue	382,045	57,823	22,800	(20,833)	441,835

Noninterest expense
Salaries, wages, and employee benefits	111,834	24,474	8,522	17,767	162,597
Data processing	18,217	1,937	3,013	541	23,708
Amortization of intangible assets	8,963	1,469	—	—	10,432
Interchange expense	—	—	6,864	—	6,864
All other noninterest expense	70,798	2,503	2,154	6,015	81,470
Intersegment noninterest expense	13,178	2,698	1,100	(16,976)	—
Noninterest expense	222,990	33,081	21,653	7,347	285,071

Income (loss) before income taxes	156,195	24,742	1,147	(28,180)	153,904
Income taxes	32,342	5,938	317	(7,258)	31,339
Net income	$123,853	$18,804	$830	$(20,922)	$122,565
First Busey Corporation (BUSE) | 2025 — 184

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 24. PARENT COMPANY ONLY FINANCIAL INFORMATION
Condensed financial data for First Busey Corporation is presented below.
CONDENSED BALANCE SHEETS

	As of December 31,
(dollars in thousands)	2025	2024
Assets
Cash and cash equivalents	$126,764	$73,484
Equity securities	14,761	10,295
Investments in subsidiaries:
Bank	2,483,450	1,584,264
Premises and equipment, net	1,590	11
Other assets	41,614	29,859
Total assets	$2,668,179	$1,697,913

Liabilities and stockholders' equity
Liabilities:
Subordinated notes, net of unamortized issuance costs	$99,395	$227,723
Junior subordinated debentures owed to unconsolidated trusts	77,328	74,815
Other liabilities	22,474	12,106
Total liabilities	199,197	314,644

Total stockholders' equity	2,468,982	1,383,269
Total liabilities and stockholders' equity	$2,668,179	$1,697,913
First Busey Corporation (BUSE) | 2025 — 185

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
(dollars in thousands)	2025	2024	2023
Operating income
Dividends from subsidiaries:
Bank	$160,000	$100,000	$90,000
Non-bank	—	—	900
Income from dissolution of non-bank subsidiary	—	—	733
Interest income	3,155	2,325	2,956
Gains (losses) recognized on equity securities, net	4,467	931	(2,171)
Other income	23,380	14,641	14,130
Total operating income	191,002	117,897	106,548

Expense
Salaries, wages, and employee benefits	42,963	21,129	17,766
Interest expense	14,193	17,944	19,005
Operating expense	18,094	11,238	8,009
Total expense	75,250	50,311	44,780

Income (loss) before income tax benefit and equity in undistributed (in excess of) net income of subsidiaries	115,752	67,586	61,768
Income tax benefit	6,748	7,480	7,310
Income (loss) before equity in undistributed (in excess of) net income of subsidiaries	122,500	75,066	69,078

Equity in undistributed (in excess of) net income of subsidiaries
Bank	12,762	38,625	53,487
Net income	$135,262	$113,691	$122,565
First Busey Corporation (BUSE) | 2025 — 186

Contents of Item 8. Financial Statements and Supplementary Data
FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(dollars in thousands)	2025	2024	2023
Cash flows provided by (used in) operating activities
Net income	$135,262	$113,691	$122,565
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,029	1,163	1,038
Distributions more (less) than net income of subsidiaries	(12,762)	(38,625)	(53,487)
(Gains) losses recognized on equity securities, net	(4,467)	(931)	2,171
Stock-based compensation	17,120	7,726	6,595
(Increase) decrease in other assets	(157)	(8,848)	6,253
Increase (decrease) in other liabilities	(6,166)	365	(7,687)
Net cash provided by (used in) operating activities	129,859	74,541	77,448

Cash flows provided by (used in) investing activities
Sales (purchases) of equity securities, net	—	995	—
Net cash received in (paid for) acquisitions	11,832	(14,623)	—
Purchases of premises and equipment	(1,201)	(9)	—
Repayments of investments in subsidiaries	—	—	1,480
Net cash provided by (used in) investing activities	10,631	(13,637)	1,480

Cash flows provided by (used in) financing activities
Cash paid for withholding taxes on stock-based payments	(5,282)	(1,755)	(1,093)
Cash dividends paid	(90,989)	(54,169)	(53,076)
Repayments of borrowings	(129,000)	(31,450)	(12,000)
Proceeds from the exercise of stock options and warrants	(452)	(3)	9
Proceeds from issuance of treasury stock for the 2021 ESPP	1,845	—	—
Purchase of treasury stock	(69,859)	—	(4,482)
Issuance of preferred stock, net of stock issuance costs	207,447	—	—
Common stock issuance costs	(920)	(141)	—
Net cash provided (used in) by financing activities	(87,210)	(87,518)	(70,642)

Net increase (decrease) in cash and cash equivalents	53,280	(26,614)	8,286
Cash and cash equivalents, beginning of period	73,484	100,098	91,812

Cash and cash equivalents, ending of period	$126,764	$73,484	$100,098
First Busey Corporation (BUSE) | 2025 — 187

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
An evaluation of Busey’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was carried out as of December 31, 2025, under the supervision and with the participation of its Chief Executive Officer, Chief Financial Officer, and several other members of senior management. Based on this evaluation, Busey’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, Busey’s disclosure controls and procedures were effective in ensuring that the information Busey is required to disclose in the reports Busey files or submits under the Exchange Act was (1) accumulated and communicated to Busey’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (2) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the three months ended December 31, 2025, no change occurred in Busey’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Busey’s internal control over financial reporting.
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
As of December 31, 2025, management assessed the effectiveness of Busey’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based on this assessment, management determined that Busey maintained effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
RSM US LLP, an independent registered public accounting firm that audited Busey’s Consolidated Financial Statements included in this Annual Report, has issued an audit opinion on the effectiveness of Busey’s internal control over financial reporting as of December 31, 2025. The report, which expresses an unqualified opinion on the effectiveness of Busey’s internal control over financial reporting as of December 31, 2025, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”
First Busey Corporation (BUSE) | 2025 — 188

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of First Busey Corporation and Subsidiaries

Opinion on the Internal Control Over Financial Reporting
We have audited First Busey Corporation and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes to the consolidated financial statements and our report dated February 26, 2026 expressed an unqualified opinion.

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

First Busey Corporation (BUSE) | 2025 — 189

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

/s/ RSM US LLP

Des Moines, Iowa
February 26, 2026
First Busey Corporation (BUSE) | 2025 — 190

ITEM 9B. OTHER INFORMATION
During the fiscal quarter ended December 31, 2025, none of Busey’s directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Busey securities that was intended to satisfy the affirmative defense conditions of Rule 10b5‑1(c) or any non-Rule 10b5‑1 trading arrangement.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
EXECUTIVE OFFICERS
The business experience of each of Busey’s executive officers for at least the past five years is set forth below.
Van A. Dukeman. Mr. Dukeman, age 67, has been serving as a Director and as Chief Executive Officer of First Busey Corporation since August 2007. Mr. Dukeman has also been serving as Chairman the Board of Directors of First Busey Corporation since July 2020, and as President of First Busey Corporation since January 2026. In addition to his service with First Busey Corporation, Mr. Dukeman has been serving Busey Bank as its Chief Executive Officer since January 2026, and previously served as Chief Executive Officer of Busey Bank from October 2023 through February 2025. Prior to August 2007, Mr. Dukeman served as a Director, Chief Executive Officer, and President of Main Street Trust, Inc. from May 1998 until its merger with Busey.
Amy L. Randolph. Mrs. Randolph, age 51, has been serving as Chief Operating Officer of First Busey Corporation since October 2023. Prior to that, she served as Chief of Staff from April 2017 to October 2023, Executive Vice President and Chief Brand Officer from March 2014 to April 2017, and Senior Vice President of Growth Strategies from February 2008 to March 2014.
Christopher H.M. Chan. Mr. Chan, age 40, has been serving as Chief Financial Officer of First Busey Corporation since September 2025. Prior to joining Busey, Mr. Chan served as Executive Vice President, Chief Strategy Officer at First National Bank, based in Pittsburgh, Pennsylvania, from May 2025 to September 2025, and as Senior Vice President, Director of Corporate Strategy from July 2019 to May 2025, where he was responsible for leading strategic planning, investor relations, corporate development, and advancing First National Bank’s digital and data strategy, with oversight of digital channels, data science, artificial intelligence, and data management and governance. Prior to that, Mr. Chan served as a Portfolio Manager at Balyasny Asset Management.
Monica L. Bowe. Ms. Bowe, age 52, has been serving as Chief Risk Officer of First Busey Corporation since January 2020. Prior to that, she served as Senior Director of Operational Risk Program Management at KeyBank, a subsidiary of KeyCorp headquartered in Cleveland, Ohio, since 2015.
Amy J. Fauss. Ms. Fauss, age 58, has been serving as Chief Information and Technology Officer of First Busey Corporation since March 2025. Prior to that, she served as Chief Operating Officer of CrossFirst from February 2024 to March 2025, Chief Human Resources Officer and Chief Administrative Officer of CrossFirst and CrossFirst Bank from May 2023 to February 2024; Chief Human Resources Officer of CrossFirst and CrossFirst Bank from January 2021 until May 2023; and Chief Operating Officer of CrossFirst Bank from December 2009 until June 2022. Prior to joining CrossFirst, she served as Executive Vice President and Chief Operating Officer of Solutions Bank, where she directed all aspects of daily operations and human resources. Her experience also includes senior management positions at Hillcrest Bank and Citizens-Jackson County Bank.
T. Anthony Hammond. Mr. Hammond, age 44, has been serving as President of Busey Bank since January 2026. Prior to that, Mr. Hammond served as Busey’s President of Regional Banking since joining Busey in May 2025, overseeing Busey’s regional operating sales and revenue model for Busey’s Central, West, and Texas regions, including all commercial, wealth, treasury management, payments, and specialty business units. Mr. Hammond has two decades of commercial banking experience—including serving as Head of Commercial and Middle Market Banking at Heartland Financial USA and senior leadership roles at Arizona Bank & Trust, Johnson Bank and BOK Financial—with a track record of consistently leading high-performing teams, growing market share, and attracting top talent across the industry.
First Busey Corporation (BUSE) | 2025 — 191

Chip S. Jorstad. Mr. Jorstad, age 45, has been serving as Chief Credit Officer of Busey Bank since March 2025. Prior to that, he served in several roles at Busey Bank: as President of Credit and Bank Administration from July 2022 to March 2025; Co-Chief Banking Officer from May 2020 to July 2022; Regional President Downstate Illinois from April 2017 to May 2020; Director of Middle Market and Agricultural Banking from January 2014 to September 2015; and Senior Vice President from February 2011 to January 2014. Mr. Jorstad left Busey Bank for a brief period and served as Director of Commercial Real Estate for JSM Commercial from October 2015 until April 2017. Prior to joining Busey Bank in 2011, Mr. Jorstad worked as Director of Advancement for the University of Illinois at Urbana-Champaign, and also served as an Assistant Vice President for First Midwest Bank.
Scott A. Phillips. Mr. Phillips, age 47, has been serving as Chief Accounting Officer of First Busey Corporation since February 2025, and as Busey’s Principal Accounting Officer since March 2023. Mr. Phillips previously served as Busey’s Interim Chief Financial Officer from February 2025 to September 2025, and as Busey’s Corporate Controller from January 2019 to February 2025. Prior to that, Mr. Phillips was in the banking industry for nine years at BB&T Corporation (now Truist Financial) and Florida Community Bank after beginning his career at a Big 4 public accounting firm serving clients primarily in the financial services industry.
John J. Powers. Mr. Powers, age 70, has been serving as General Counsel of First Busey Corporation since December 2011. Prior to that, he was a stockholder of Meyer Capel, P.C., a law firm based in Champaign, Illinois, since 1998.
DIRECTORS OF THE REGISTRANT AND CORPORATE GOVERNANCE
Information required by this Item is incorporated herein by reference to Busey’s Proxy Statement for its 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of Busey’s fiscal year end, under the captions “Proposal 1: Election of Directors,” “Executive Officers, Corporate Governance and Board of Directors Matters,” and “Delinquent Section 16(a) Reports.”
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to Busey’s Proxy Statement for its 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of Busey’s fiscal year end, under the captions “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation of Named Executive Officers,” “CEO Pay Ratio,” and “Compensation Committee Interlocks and Insider Participation.”
First Busey Corporation (BUSE) | 2025 — 192

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
STOCK INCENTIVE PLANS
The following table discloses the number of outstanding options, warrants, and rights granted by Busey to participants in its equity compensation plans, as well as the number of securities remaining available for future issuance under these plans, as of December 31, 2025. The table provides this information separately for equity compensation plans that have and have not been approved by security holders. Additional information regarding stock incentive plans is presented in “Note 16. Stock-based Compensation” in the Notes to Consolidated Financial Statements included pursuant to Item 8. Financial Statements and Supplementary Data.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights[1]	(b) Weighted- average exercise price of outstanding options, warrants and rights[2]	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))[3]
Equity compensation plans
Approved by stockholders[4]	1,866,580	$23.53	954,498
Not approved by stockholders[5]	465,711	16.04	—[6]
Total as of December 31, 2025	2,332,291	$16.44	954,498
___________________________________________
1.Shares approved by stockholders include 1,125,224 shares issuable upon the vesting and settlement of outstanding RSU awards, 538,956 shares issuable upon the vesting and settlement of outstanding PSU awards (at target), 187,294 shares issuable upon the vesting and settlement of outstanding DSU awards, and 15,106 shares issuable upon the exercise of outstanding stock option awards. The stock option awards were assumed in connection with the acquisition of First Community. Shares not approved by stockholders include 270,398 shares issuable upon the exercise of outstanding SSAR awards and 195,313 shares issuable upon the vesting and settlement of RSU awards, which were assumed in connection with the acquisition of CrossFirst.
2.Weighted average exercise prices relate only to stock options and SSARs, and do not relate to RSU, PSU, or DSU awards, each of which does not have an exercise price, or awards under the ESPP.
3.Shares approved by stockholders include 658,552 shares available for future issuance under the 2020 Equity Plan and 295,946 shares available for future issuance under the ESPP. All of the shares that remain available for future issuance under the ESPP are eligible to be purchased during the current offering period.
4.Includes the 2020 Equity Plan, the 2010 Equity Incentive Plan, as amended, the First Community 2016 Equity Incentive Plan, and the ESPP.
5.Includes the CrossFirst 2018 Omnibus Equity Incentive Plan, which was established prior to CrossFirst’s initial public offering in August 2019. Following the merger, awards issued under this plan were included in Busey’s Form S‑8 POS filed with the SEC on March 7, 2025.
6.There were 1,417,362 shares not approved by stockholders representing the difference between shares covered by Busey’s Form S‑4 filed with the SEC on October 18, 2024, and shares covered by Busey’s Form S‑8 POS filed with the SEC on March 7, 2025. These shares are utilized only to issue dividend equivalent units on existing RSU awards assumed in connection with the acquisition of CrossFirst and cannot be utilized to issue new awards.
Other information required by Item 12 is incorporated herein by reference to Busey’s Proxy Statement for its 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of Busey’s fiscal year end, under the caption “Stock Ownership of Certain Beneficial Owners and Management.”
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to Busey’s Proxy Statement for its 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of Busey’s fiscal year end, under the captions “Executive Officers, Corporate Governance and Board of Directors Matters” and “Certain Relationships and Related-Person Transactions.”
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference to Busey’s Proxy Statement for its 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of Busey’s fiscal year end, under the caption “Audit and Related Fees.”
First Busey Corporation (BUSE) | 2025 — 193

PART IV
ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
EXHIBITS
A list of exhibits to this Annual Report is set forth on the Exhibit Index beginning on page 195, and is incorporated into this Annual Report by reference.
Stockholders may obtain a copy of any of the exhibits by writing to First Busey Corporation, Corporate Secretary, at 11440 Tomahawk Creek Parkway, Leawood, Kansas 66211, or by visiting the SEC’s EDGAR database at sec.gov. Busey’s SEC file number is 0-15950.
FINANCIAL STATEMENT SCHEDULES
Busey’s Consolidated Financial Statements are included as part of this Annual Report in “Part II—Item 8. Financial Statements and Supplementary Data,” as follows:
Reports on Internal Control Over Financial Reporting are included as part of this Annual Report in “Part II—Item 9A. Controls and Procedures,” as follows:

Management’s Report on Internal Control Over Financial Reporting	188
Report of Independent Registered Public Accounting Firm (PCAOB ID 49)	189
ITEM 16. FORM 10-K SUMMARY
None.
First Busey Corporation (BUSE) | 2025 — 194

EXHIBIT INDEX

		Incorporated herein by reference
Exhibit Number	Description of Exhibit	Filing Entity[1] (File No.)	Form	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Articles of Incorporation of First Busey Corporation, together with: (1) the Certificate of Amendment to Articles of Incorporation, dated July 31, 2007; (2) the Certificate of Amendment to Articles of Incorporation, dated December 3, 2009; (3) the Certificate of Amendment to Articles of Incorporation, dated May 21, 2010; and (4) the Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209, dated September 8, 2015	BUSE (000-15950)	10-Q	3.1	11/06/2015

3.2	Certificate of Amendment to Articles of Incorporation, dated May 22, 2020	BUSE (333-238782)	S-8	4.2	05/29/2020

3.3	Certificate of Amendment to Articles of Incorporation, dated February 27, 2025	BUSE (000-15950)	8-K	3.3	03/03/2025

3.4	Second Amended and Restated By-Laws of First Busey Corporation	BUSE (000-15950)	8-K	3.1	12/07/2023

3.5	Amendment to the Second Amended and Restated By-Laws of First Busey Corporation	BUSE (000-15950)	8-K	3.5	03/03/2025

3.6	Certificate of Designation of Series A Non-Cumulative Perpetual Preferred Stock of First Busey Corporation	BUSE (000-15950)	8-K	3.6	03/03/2025

3.7	Certificate of Designation designating the 8.25% Fixed-Rate Series B Non-Cumulative Perpetual Preferred Stock.	BUSE (000-15950)	8-K	3.2	05/20/2025

4.1
Certain instruments defining the rights of holders of long-term debt of Busey, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of First Busey Corporation and its subsidiaries on a consolidated basis, have not been filed as exhibits. Busey hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

4.2	Description of First Busey Corporation’s Securities Registered Pursuant to Section 12 of The Securities Exchange Act of 1934	BUSE (000-15950)	10-Q	4.1	05/09/2025
First Busey Corporation (BUSE) | 2025 — 195

		Incorporated herein by reference
Exhibit Number	Description of Exhibit	Filing Entity[1] (File No.)	Form	Exhibit	Filing Date	Filed Herewith

4.3	Deposit Agreement, dated as of May 20, 2025, by and among First Busey Corporation, Computershare, Inc. and Computershare Trust Company, N.A., and the holders from time to time of Depositary Receipts described therein	BUSE (000-15950)	8-K	4.1	05/20/2025

4.4	Form of Depositary Receipt representing the Depositary Shares (included as Exhibit A to Exhibit 4.3)	BUSE (000-15950)	8-K	4.2	05/20/2025

10.1†	Employment Agreement by and between Main Street Trust, Inc., and Van A. Dukeman, dated December 26, 2001	MSTI (000-30031)	10-K	10.2	03/29/2002

10.2†	Letter Agreement between Main Street Trust, Inc., and Van A. Dukeman, dated September 20, 2006	MSTI (000-30031)	8-K	99.2	09/21/2006

10.3†	Van A. Dukeman Addendum to Employment Agreement	BUSE (000-15950)	10-Q	10.1	05/13/2010

10.4†	Van A. Dukeman First Amendment to Employment Agreement, dated December 31, 2008	BUSE (000-15950)	10-Q	10.1	05/08/2012

10.5†	First Busey Corporation 2010 Equity Incentive Plan, as amended	BUSE (000-15950)	DEF 14A	Appendix C	04/17/2015

10.6†	First Community Financial Partners, Inc. 2016 Equity Incentive Plan	FCFP (333-211811)	S-8	4.4	06/03/2016

10.7†	Form of Incentive Stock Option Award Agreement under the First Community Financial Partners, Inc. 2016 Equity Incentive Plan	FCFP (333-211811)	S-8	4.8	06/03/2016

10.8†	First Amendment of the First Community Financial Partners, Inc. 2016 Equity Incentive Plan	BUSE (000-15950)	10-K	10.38	02/28/2018

10.9†	Jeffrey D. Jones Employment Agreement, dated July 26, 2019	BUSE (000-15950)	8-K	10.1	07/26/2019

10.10†	Form of Director Deferred Stock Unit Award Agreement under the First Busey Corporation 2010 Equity Incentive Plan, as amended	BUSE (000-15950)	10-Q	10.1	08/07/2018
First Busey Corporation (BUSE) | 2025 — 196

		Incorporated herein by reference
Exhibit Number	Description of Exhibit	Filing Entity[1] (File No.)	Form	Exhibit	Filing Date	Filed Herewith

10.11†	Amy L. Randolph Employment Agreement, dated December 5, 2019	BUSE (000-15950)	8-K	10.2	12/10/2019

10.12†	John J. Powers Employment Agreement, dated December 5, 2019	BUSE (000-15950)	8-K	10.3	12/10/2019

10.13†	Jeffrey D. Jones Amendment to Employment Agreement, dated December 5, 2019	BUSE (000-15950)	8-K	10.4	12/10/2019

10.14†	Form of Performance-Based Restricted Stock Unit Award Agreement under the First Busey Corporation 2020 Equity Incentive Plan	BUSE (000-15950)	8-K	10.1	07/09/2020

10.15†	Form of Director Deferred Stock Unit Award Agreement under the First Busey Corporation 2020 Equity Incentive Plan	BUSE (000-15950)	10-Q	10.1	08/06/2020

10.16†	First Busey Corporation 2021 Employee Stock Purchase Plan	BUSE (0-15950)	DEF 14A	Appendix A	04/08/2021

10.17	Second Amended and Restated Credit Agreement, dated as of May 28, 2021, by and between First Busey Corporation and U.S. Bank National Association	BUSE (000-15950)	8-K	10.34	06/02/2021

10.18†	First Busey Profit Sharing Plan and Trust (as amended and restated January 1, 2022)	BUSE (000-15950)	10-K	10.30	02/23/2023

10.19†	First Busey Corporation Amended 2020 Equity Incentive Plan	BUSE (000-15950)	DEF 14A	Appendix A	04/14/2023

10.20†	Letter Agreement, dated August 26, 2024, by and between First Busey Corporation and Van A. Dukeman	BUSE (000-15950)	8-K	2.1	08/27/2024

10.21†	Letter Agreement, dated August 26, 2024, by and between First Busey Corporation and Michael J. Maddox	BUSE (000-15950)	8-K	99.1	08/27/2024

10.22†	Separation Agreement between First Busey Corporation and Jeffrey D. Jones, dated February 18, 2025	BUSE (000-15950)	8-K	10.1	02/21/2025

First Busey Corporation (BUSE) | 2025 — 197

		Incorporated herein by reference
Exhibit Number	Description of Exhibit	Filing Entity[1] (File No.)	Form	Exhibit	Filing Date	Filed Herewith
10.23†	Amendment to the First Busey Corporation Profit Sharing Plan and Trust, effective September 27, 2024	BUSE (000-15950)	10-K	10.23	02/27/2025

10.24†	First Busey Corporation 2021 Employee Stock Purchase Plan First Amendment	BUSE (000-15950)	10-K	10.23	02/27/2025

10.25†	Employment Agreement, dated as of March 1, 2025, by and among First Busey Corporation, Busey Bank and Scott A. Phillips	BUSE (000-15950)	8-K	10.6	03/03/2025

10.26†	Employment Agreement, dated June 1, 2020, by and between CrossFirst Bankshares, Inc. and Michael J. Maddox	BUSE (000-15950)	8-K	10.3	03/03/2025

10.27†	CrossFirst Bankshares, Inc. 2018 Omnibus Equity Incentive Plan, as Amended and Restated	BUSE (000-15950)	8-K	10.4	03/03/2025

10.28†	Form of Retention Agreement, dated as of March 1, 2025	BUSE (000-15950)	10-Q	10.2	05/09/2025

10.29†	Amendment to Employment Agreement, dated March 4, 2025, by and among First Busey Corporation, Busey Bank, and Amy L. Randolph	BUSE (000-15950)	10-Q	10.1	05/09/2025

10.30†	Employment Agreement, by and among First Busey Corporation, Busey Bank and Christopher H.M. Chan, effective September 30, 2025	BUSE (001-42677)	8-K	10.1	09/26/2025

10.31†	Form of Restricted Stock Unit Award Agreement under the First Busey Corporation 2020 Equity Incentive Plan					X

10.32†	Employment Agreement, dated November 21, 2019, by and among First Busey Corporation, Busey Bank, and Monica L. Bowe					X

10.33†	Separation Agreement and Release, dated January 27, 2026, by and between First Busey Corporation and its subsidiaries and Michael J. Maddox					X

First Busey Corporation (BUSE) | 2025 — 198

Incorporated herein by reference
Exhibit Number	Description of Exhibit	Filing Entity[1] (File No.)	Form	Exhibit	Filing Date	Filed Herewith
19.1	First Busey Corporation Insider Trading Policy					X

21.1	List of Subsidiaries of First Busey Corporation					X

23.1	Consent of Independent Registered Public Accounting Firm, RSM US LLP					X

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a)					X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a)					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from First Busey’s Chief Executive Officer					X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from First Busey’s Chief Financial Officer					X

97.1	First Busey Corporation Clawback Policy					X

101.INS	iXBRL Instance Document

101.SCH	iXBRL Taxonomy Extension Schema

101.CAL	iXBRL Taxonomy Extension Calculation Linkbase

101.LAB	iXBRL Taxonomy Extension Label Linkbase

101.PRE	iXBRL Taxonomy Extension Presentation Linkbase

101.DEF	iXBRL Taxonomy Extension Definition Linkbase

First Busey Corporation (BUSE) | 2025 — 199

Incorporated herein by reference
Exhibit Number	Description of Exhibit	Filing Entity[1] (File No.)	Form	Exhibit	Filing Date	Filed Herewith
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
___________________________________________
1.BUSE is First Busey Corporation. MSTI is Main Street Trust, Inc. FCFP is First Community Financial Partners, Inc.
†Management contract or compensatory plan.
First Busey Corporation (BUSE) | 2025 — 200

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BUSEY CORPORATION
(Registrant)

By:	/s/ VAN A. DUKEMAN
Van A. Dukeman
Chairman, President, and Chief Executive Officer (Principal Executive Officer)
Date:	February 26, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VAN A. DUKEMAN	Chairman, President, and Chief Executive Officer	February 26, 2026
Van A. Dukeman	(Principal Executive Officer)

/s/ CHRISTOPHER H.M. CHAN	Executive Vice President, Chief Financial Officer	February 26, 2026
Christopher H.M. Chan	(Principal Financial Officer)

/s/ SCOTT A. PHILLIPS	Executive Vice President, Chief Accounting Officer	February 26, 2026
Scott A. Phillips	(Principal Accounting Officer)

/s/ STANLEY J. BRADSHAW	Director	February 26, 2026
Stanley J. Bradshaw

/s/ RODNEY K. BRENNEMAN	Director	February 26, 2026
Rodney K. Brenneman

/s/ STEVEN W. CAPLE	Director	February 26, 2026
Steven W. Caple

/s/ MICHAEL D. CASSENS	Director	February 26, 2026
Michael D. Cassens

/s/ JENNIFER M. GRIGSBY	Director	February 26, 2026
Jennifer M. Grigsby

/s/ KAREN M. JENSEN	Director	February 26, 2026
Karen M. Jensen

First Busey Corporation (BUSE) | 2025 — 201

Signature	Title	Date

/s/ FREDERIC L. KENNEY	Director	February 26, 2026
Frederic L. Kenney

/s/ STEPHEN V. KING	Director	February 26, 2026
Stephen V. King

/s/ KEVIN S. RAUCKMAN	Director	February 26, 2026
Kevin S. Rauckman

/s/ SCOTT A. WEHRLI	Director	February 26, 2026
Scott A. Wehrli

/s/ TIFFANY B. WHITE	Director	February 26, 2026
Tiffany B. White
First Busey Corporation (BUSE) | 2025 — 202