Form 10-Q
period 2026-03-31
FIRST BUSEY CORP /NV/
filed 2026-05-07
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2026
Common Stock, $0.001 par value	84,577,160

FIRST BUSEY CORPORATION
FORM 10-Q
MARCH 31, 2026
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

bps	basis points
Busey	First Busey Corporation, together with its wholly-owned consolidated subsidiaries; also, “First Busey,” and the “Company”
Busey Series A Preferred Stock	Series A Non-Cumulative Perpetual Preferred Stock, $0.001 par value
Busey Series B Preferred Stock	8.25% Fixed-Rate Series B Non-Cumulative Perpetual Preferred Stock, $0.001 par value
C&I	Commercial and industrial
CrossFirst	CrossFirst Bankshares, Inc.
DSU	Deferred stock unit
ESPP	First Busey Corporation Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
Fair value	The price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date, as defined in ASC Topic 820 “Fair Value Measurement”
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FirsTech	FirsTech, Inc.
GAAP	U.S. Generally Accepted Accounting Principles
MD&A	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited), included in this Quarterly Report
M&M	Merchants and Manufacturers Bank Corporation
MSA	Metropolitan Statistical Area
Nasdaq	National Association of Securities Dealers Automated Quotations
N/A	Not applicable
OCI	Other comprehensive income (loss)
OREO	Other real estate owned
First Busey Corporation (BUSE) | 3

Term	Definition
PCD	Purchased credit deteriorated
PSU	Performance stock unit
Quarterly Report	Quarterly report filed with the SEC on Form 10-Q pursuant to Section 13 or 15(d) of the Exchange Act
RSU	Restricted stock unit
SBA	U.S. Small Business Administration
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate published by the Federal Reserve
SSAR	Stock-settled stock appreciation right
U.S.	United States of America
U.S. Treasury	U.S. Department of the Treasury
First Busey Corporation (BUSE) | 4

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

First Busey Corporation (BUSE) | 5

FIRST BUSEY CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)

	As of
(dollars in thousands, except per share amounts)	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents:
Cash and due from banks	$169,041	$181,041
Interest-bearing deposits	119,421	99,186
Total cash and cash equivalents	288,462	280,227
Interest-bearing time deposits in other banks	13,725	13,825
Debt securities available for sale	2,215,267	2,162,548
Debt securities held to maturity	725,540	746,385
Equity securities	13,951	14,916
Loans held for sale	5,224	5,752
Portfolio loans (net of ACL of $169,054 at March 31, 2026, and $174,023 at December 31, 2025)	13,290,836	13,393,776
Restricted bank stock	81,722	77,006
Premises and equipment, net	193,322	193,444
Goodwill	382,363	383,280
Other intangible assets, net	93,157	97,449
Cash surrender value of bank owned life insurance	262,061	260,402
Other assets	470,992	475,726
Total assets	$18,036,622	$18,104,736
Liabilities and stockholders’ equity
Liabilities
Deposits:
Noninterest-bearing	$3,526,036	$3,659,421
Interest-bearing	11,210,024	11,246,537
Total deposits	14,736,060	14,905,958
Securities sold under agreements to repurchase	156,364	166,929
Short-term borrowings	170,000	—
Long-term borrowings	123,466	113,806
Subordinated notes, net of unamortized issuance costs	99,499	99,395
Junior subordinated debt owed to unconsolidated trusts	77,400	77,328
Other liabilities	260,811	272,338
Total liabilities	15,623,600	15,635,754
Outstanding commitments and contingent liabilities (see Notes 5 and 11)
Stockholders’ equity
Preferred stock, $0.001 par value, liquidation preference $222,750 at March 31, 2026, and December 31, 2025	—	—
Common stock, $0.001 par value	93	93
Additional paid-in capital	2,361,959	2,375,511
Retained earnings	359,162	336,707
AOCI	(135,553)	(124,473)
Total stockholders’ equity before treasury stock	2,585,661	2,587,838
Treasury stock at cost	(172,639)	(118,856)
Total stockholders’ equity	2,413,022	2,468,982
Total liabilities and stockholders’ equity	$18,036,622	$18,104,736

Shares
Preferred shares issued and outstanding (1,000,000 shares authorized)	222,750	222,750
Common shares (200,000,000 authorized at March 31, 2026, and December 31, 2025):
Issued	92,694,541	92,694,541
Less: Treasury	7,187,381	5,070,111
Outstanding	85,507,160	87,624,430
See accompanying Notes to Consolidated Financial Statements (Unaudited).
First Busey Corporation (BUSE) | 6

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2026	2025
Interest income
Interest and fees on loans	$200,555	$139,533
Taxable interest income	21,095	18,297
Non-taxable interest income	1,733	642
Dividend income on bank stock	880	759
Other interest income	1,222	7,584
Total interest income	225,485	166,815
Interest expense
Deposits	66,026	57,312
Federal funds purchased and securities sold under agreements to repurchase	896	876
Short-term borrowings	911	67
Long-term borrowings	1,068	287
Subordinated notes	1,353	3,187
Junior subordinated debt owed to unconsolidated trusts	1,262	1,355
Total interest expense	71,516	63,084
Net interest income	153,969	103,731
Provision for credit losses	3,058	45,593
Net interest income after provision for credit losses	150,911	58,138
Noninterest income
Wealth management fees	19,370	17,364
Payment technology solutions	5,077	5,073
Treasury management services	4,826	3,017
Card services and ATM fees	4,646	3,709
Other service charges on deposit accounts	1,506	1,533
Mortgage revenue	438	329
Income on bank owned life insurance	1,616	1,446
Realized net gains (losses) on securities	23	(15,537)
Unrealized net gains (losses) recognized on equity securities	(963)	(231)
Other noninterest income	5,726	4,520
Total noninterest income	42,265	21,223
Noninterest expense
Salaries, wages, and employee benefits	85,230	67,563
Data processing	9,864	9,575
Net occupancy expense of premises	7,652	5,799
Furniture and equipment expenses	2,177	1,744
Professional fees	3,239	9,511
Amortization of intangible assets	4,291	3,083
Interchange expense	1,116	1,343
FDIC insurance	2,451	2,167
Other noninterest expense	13,499	11,245
Total noninterest expense	129,519	112,030
Income (loss) before income taxes	63,657	(32,669)
Income taxes	13,676	(2,679)
Net income (loss)	$49,981	$(29,990)
Dividends on preferred stock	$4,589	$—
Net income (loss) available to common stockholders	$45,392	$(29,990)

Weighted average number of common shares outstanding
Basic	86,692,001	68,517,647
Diluted	87,831,295	68,517,647
Basic earnings (loss) per common share	$0.52	$(0.44)
Diluted earnings (loss) per common share	$0.52	$(0.44)
See accompanying Notes to Consolidated Financial Statements (Unaudited).
First Busey Corporation (BUSE) | 7

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Net income (loss)	$49,981	$(29,990)
OCI:
Unrealized/Unrecognized gains (losses) on debt securities:
Net unrealized holding gains (losses) on debt securities available for sale	(13,434)	23,827
Reclassification adjustment for realized (gains) losses on debt securities available for sale included in net income	(23)	15,537
Amortization of unrecognized losses on securities transferred to held to maturity	984	1,133
Tax effect	3,124	(12,414)
Net change in unrealized/unrecognized gains (losses) on debt securities	(9,349)	28,083
Unrealized gains (losses) on cash flow hedges:
Net unrealized holding gains (losses) on cash flow hedges	(3,712)	6,098
Reclassification adjustment for realized (gains) losses on cash flow hedges included in net income	1,403	2,060
Tax effect	578	(2,012)
Net change in unrealized gains (losses) on cash flow hedges	(1,731)	6,146
OCI	(11,080)	34,229
Total comprehensive income	$38,901	$4,239
See accompanying Notes to Consolidated Financial Statements (Unaudited).
First Busey Corporation (BUSE) | 8

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months Ended March 31, 2026
	Number of Shares		Stock		Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total Stockholders' Equity
(dollars in thousands)	Preferred	Common	Preferred	Common
Balance, December 31, 2025	222,750	87,624,430	$—	$93	$2,375,511	$336,707	$(124,473)	$(118,856)	$2,468,982
Net income	—	—	—	—	—	49,981	—	—	49,981
OCI, net of tax	—	—	—	—	—	—	(11,080)	—	(11,080)
Repurchase of stock, including excise tax	—	(2,617,400)	—	—	—	—	—	(66,149)	(66,149)
Net issuance of treasury stock for stock-based compensation plans	—	500,130	—	—	(18,014)	—	—	12,366	(5,648)
Cash dividends on preferred stock	—	—	—	—	—	(4,589)	—	—	(4,589)
Cash dividends on common stock	—	—	—	—	—	(22,611)	—	—	(22,611)
Dividend equivalents on RSUs/PSUs/DSUs	—	—	—	—	326	(326)	—	—	—
Stock-based compensation expense	—	—	—	—	4,136	—	—	—	4,136
Balance, March 31, 2026	222,750	85,507,160	$—	$93	$2,361,959	$359,162	$(135,553)	$(172,639)	$2,413,022

	Three Months Ended March 31, 2025
	Number of Shares		Stock		Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total Stockholders' Equity
(dollars in thousands)	Preferred	Common	Preferred	Common
Balance, December 31, 2024	—	56,895,981	$—	$60	$1,360,530	$294,054	$(207,039)	$(64,336)	$1,383,269
Net loss	—	—	—	—	—	(29,990)	—	—	(29,990)
OCI, net of tax	—	—	—	—	—	—	34,229	—	34,229
Stock issued in acquisition, net of stock issuance costs	7,750	33,148,268	—	33	808,022	—	—	—	808,055
Repurchase of stock, including excise tax	—	(220,000)	—	—	—	—	—	(4,836)	(4,836)
Net issuance of treasury stock for stock-based compensation plans	—	183,929	—	—	(5,027)	—	—	4,736	(291)
Cash dividends on common stock	—	—	—	—	—	(14,224)	—	—	(14,224)
Dividend equivalents on RSUs/PSUs/DSUs	—	—	—	—	356	(356)	—	—	—
Stock-based compensation expense	—	—	—	—	3,394	—	—	—	3,394
Balance, March 31, 2025	7,750	90,008,178	$—	$93	$2,167,275	$249,484	$(172,810)	$(64,436)	$2,179,606
See accompanying Notes to Consolidated Financial Statements (Unaudited).
First Busey Corporation (BUSE) | 9

FINANCIAL STATEMENTS
FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Cash flows provided by (used in) operating activities
Net income (loss)	$49,981	$(29,990)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for credit losses	3,058	45,593
Amortization of intangible assets	4,291	3,083
Amortization of mortgage servicing rights	203	168
Depreciation and amortization of premises and equipment	3,578	2,649
Net amortization (accretion) on portfolio loans	(5,626)	(1,164)
Net amortization (accretion) of premium (discount) on investment securities	(450)	1,437
Net amortization (accretion) of premium (discount) on time deposits	8	(659)
Net amortization (accretion) of premium (discount) on FHLB advances and other borrowings	462	433
Impairment of fixed assets held for sale	11	188
Impairment of mortgage servicing rights	(147)	(2)
Unrealized (gains) losses recognized on equity securities, net	963	231
(Gain) loss on sales of debt securities, net	(23)	15,537
(Gain) loss on sales of loans, net	(315)	(197)
(Gain) loss on sales of OREO and other repossessed assets	(15)	(16)
(Gain) loss on sales of premises and equipment	(85)	25
(Gain) loss on life insurance proceeds	—	(211)
Increase in cash surrender value of bank owned life insurance	(1,616)	(1,235)
Provision for deferred income taxes expense (benefit)	(4,728)	1,761
Stock-based compensation expense	4,136	3,394
Mortgage loans originated for sale	(18,887)	(13,169)
Proceeds from sales of mortgage loans	19,732	9,802
(Increase) decrease in other assets	8,272	(7,135)
Decrease in other liabilities	(11,268)	(22,141)
Net cash provided by operating activities	$51,535	$8,382
(continued)
First Busey Corporation (BUSE) | 10

FINANCIAL STATEMENTS
FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Cash flows provided by (used in) investing activities
Purchases of interest-bearing time deposits in other banks	$(245)	$(100)
Proceeds from maturities of interest-bearing time deposits in other banks	345	710
Purchases of equity securities	—	(742)
Proceeds from sales of equity securities	1	5,650
Purchases of debt securities available for sale	(140,488)	(336,428)
Proceeds from sales of debt securities available for sale	—	528,940
Proceeds from paydowns and maturities of debt securities available for sale	75,213	92,454
Proceeds from paydowns and maturities of debt securities held to maturity	21,401	11,754
Purchases of restricted bank stock	(8,757)	(10)
Proceeds from the redemption of restricted bank stock	4,041	3
Net (increase) decrease in loans	104,603	(93,249)
Net cash received in (paid for) acquisitions (see Note 2)	—	385,804
Cash paid for premiums on bank-owned life insurance	(42)	(46)
Proceeds from life insurance	—	3,306
Purchases of premises and equipment	(2,458)	(1,797)
Proceeds from disposition of premises and equipment	296	—
Net proceeds from OREO and other repossessed assets	1,303	14,576
Net cash provided by investing activities	$55,213	$610,825

Cash flows provided by (used in) financing activities
Net decrease in deposits	$(169,906)	$(94,060)
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(10,565)	(18,270)
Proceeds from short-term borrowings	5,276,801	—
Repayment of short-term borrowings	(5,106,801)	—
Proceeds from other borrowings, net of debt issuance costs	11,000	16,667
Repayment of other borrowings	(45)	(30)
Cash dividends paid	(27,200)	(14,224)
Purchase of treasury stock	(66,149)	(4,836)
Cash paid for withholding taxes on stock-based payments	(6,486)	(910)
Issuance of treasury stock for the ESPP	838	619
Common stock issuance costs	—	(920)
Net cash used in financing activities	$(98,513)	$(115,964)

Net increase in cash and cash equivalents	$8,235	$503,243
Cash and cash equivalents, beginning of period	280,227	682,410
Cash and cash equivalents, ending of period	$288,462	$1,185,653

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for:
Interest	$70,701	$42,514

Non-cash investing and financing activities:
OREO and other repossessed assets acquired in settlement of loans	$—	$14,844
Transfer of loans held for sale to portfolio loans	10	—
See accompanying Notes to Consolidated Financial Statements (Unaudited).
First Busey Corporation (BUSE) | 11

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1. SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
First Busey Corporation, a Nevada corporation organized in 1980, is an $18.04 billion financial holding company headquartered in Leawood, Kansas. Busey’s stock is traded on The Nasdaq Global Select Market, with its common stock trading under the symbol “BUSE” and its depositary shares of Busey Series B Preferred Stock trading under the symbol “BUSEP.”
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
Basis of Financial Statement Presentation
These unaudited consolidated financial statements and related notes should be read together with the audited consolidated financial statements included in Busey's 2025 Annual Report. These interim unaudited consolidated financial statements serve to update Busey’s 2025 Annual Report and may not include all information and notes necessary to constitute a complete set of financial statements.
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
Use of Estimates
In preparing the accompanying unaudited consolidated financial statements in conformity with GAAP, Busey’s management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the disclosures provided. Actual results could differ from those estimates. Critical accounting estimates which are particularly susceptible to significant change relate to the fair value of assets acquired and liabilities assumed in business combinations, goodwill, income taxes, and the determination of the ACL.
First Busey Corporation (BUSE) | 12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Trust Assets
Assets held for customers in a fiduciary or agency capacity, other than trust cash on deposit at Busey Bank, are not Busey’s assets and, accordingly, are not included in the accompanying unaudited consolidated financial statements. Busey had assets under care of $15.65 billion at March 31, 2026, and $15.66 billion at December 31, 2025.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, cash items in process of collection, amounts due from other banks, and interest-bearing deposits held with other financial institutions with original maturities of three months or less. The carrying amount of these instruments is considered a reasonable estimate of fair value.
Restrictions on Cash and Cash Equivalents
At March 31, 2026, cash and cash equivalents included $13.6 million contractually restricted by a third-party service provider, $14.4 million pledged to secure obligations under derivative contracts, and $68.1 million of reserved cash subject to call by the Federal Reserve Bank, as a member of the Federal Reserve System.
Interest-bearing time deposits in other banks
Interest-bearing time deposits in other banks consist of certificates of deposit with original maturities greater than three months and are carried at amortized cost.
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
As of March 31, 2026, Busey remains under examination by the Illinois Department of Revenue for M&M's tax filings for the tax years ended December 31, 2022 and 2023.
Preferred Stock
The following table summarizes Busey’s preferred stock issuances as of both March 31, 2026, and December 31, 2025:

Title of Each Issue	Shares Authorized	Shares Issued	Shares Outstanding	Par Value
Preferred stock, $0.001 par value:	1,000,000
Series A Non-Cumulative Perpetual Preferred Stock	7,750	7,750	7,750	$7.75
8.25% Fixed-Rate Series B Non-Cumulative Perpetual Preferred Stock	230,000	215,000	215,000	$215.00
First Busey Corporation (BUSE) | 13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Changes in preferred stock issued are presented in the following table:

	Three Months Ended March 31,
Title of Each Issue	2026	2025
Series A Non-Cumulative Perpetual Preferred Stock[1]	$—	$7.75
8.25% Fixed-Rate Series B Non-Cumulative Perpetual Preferred Stock[2]	—	N/A
___________________________________________
1.Busey Series A Preferred Stock was issued on March 1, 2025.
2.Busey Series B Preferred Stock was issued on May 20, 2025.
Impact of Recently Adopted Accounting Standards
In July 2025, the FASB issued ASU 2025-05 “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets,” providing a practical expedient which, if elected, permits an entity to assume that current conditions as of the balance sheet date will remain static for the remaining life of the assets, removing the requirement to consider reasonable, supportable forecasts. This ASU was adopted prospectively for annual and interim reporting periods beginning January 1, 2026. Adoption of this standard did not have a material impact on Busey’s financial position or results of operations.
In November 2024, the FASB issued ASU 2024-04 “Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments” to clarify when certain settlements of convertible debt instruments should be accounted for as an induced conversion. This ASU was adopted on a prospective basis for annual and interim reporting periods beginning January 1, 2026. Because Busey does not currently have any convertible debt, adoption of this standard did not have a material impact on Busey’s financial position or results of operations.
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
First Busey Corporation (BUSE) | 14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
In September 2025, the FASB issued ASU 2025-06 “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software,” changing the criteria for capitalizing software costs to the following: (1) a commitment has been made to fund the software project, and (2) it is probable the project will be completed and used to perform its intended function. Under this update, software development stages are no longer a consideration in the determination of which costs are capitalized. The amendments in this update may be adopted on a prospective, modified transition, or retrospective basis, and will be effective for Busey for annual and interim reporting periods beginning January 1, 2028. Early adoption is permitted. Busey is currently evaluating the effect this ASU may have on its financial position and results of operations.
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
In October 2023, the FASB issued ASU 2023‑06 “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative” which aligns certain GAAP disclosure requirements with those of the SEC in order to better facilitate comparisons between SEC registrants and entities that are not subject to SEC reporting requirements. The amendments in this ASU should be applied prospectively, and the effective date will be the date on which the SEC removes the related disclosure from Regulation S‑X or Regulation S‑K. Early adoption is prohibited. If the SEC has not removed the related disclosures by June 30, 2027, the pending content of this update will be removed from the ASC and have no further effect. Because this update relates only to disclosure, Busey does not expect adoption of this ASU to have a material impact on its financial position or results of operations.
Subsequent Events
Busey has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this Quarterly Report were issued. Effective April 30, 2026, Busey executed an amendment to its Second Amended and Restated Credit Agreement, pursuant to which: (1) Busey’s revolving line of credit increased to $50.0 million, (2) the interest rate on the revolving line of credit was reduced to the one-month Term SOFR rate plus 1.65%, and (3) the termination date for the agreement was extended to April 30, 2027. Other than this, there were no significant events subsequent to the quarter ended March 31, 2026, through the filing date of these unaudited consolidated financial statements.
NOTE 2. BUSINESS COMBINATIONS
CrossFirst Bankshares, Inc.
On March 1, 2025, Busey completed its acquisition of CrossFirst (NASDAQ: CFB), the holding company for CrossFirst Bank, pursuant to an Agreement and Plan of Merger, dated August 26, 2024, by and between Busey and CrossFirst (the “CrossFirst Merger Agreement”). This partnership created a premier commercial bank spanning 10 states—Illinois, Missouri, Texas, Colorado, Florida, Kansas, Oklahoma, Arizona, Indiana, and New Mexico. The combined holding company operates under the First Busey Corporation name. Busey’s common stock continues to trade on the Nasdaq under the “BUSE” stock ticker symbol.
First Busey Corporation (BUSE) | 15

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
Acquisition Accounting for CrossFirst
The CrossFirst acquisition was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values as of March 1, 2025, the date of acquisition. Fair values, including initial accounting for deferred taxes, were subject to refinement for up to one year after the closing date as additional information regarding the closing date fair values became available. A final fair value adjustment for deferred taxes was recorded during the three months ended March 31, 2026, resulting in a $0.9 million increase to the fair value of net assets acquired. Fair values are now final.
As the total consideration paid for CrossFirst exceeded the estimated fair value of net assets acquired, goodwill of $48.6 million was recorded as a result of the acquisition. Goodwill recorded for this transaction reflects synergies expected from the acquisition and the greater revenue opportunities from Busey’s broader service capabilities in attractive new markets. Goodwill recorded for this transaction is not tax deductible and was assigned to the Banking operating segment.
First Busey Corporation (BUSE) | 16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Acquisition Date Fair Values
Acquisition-date fair values of the assets acquired and liabilities assumed, as well as the fair value of consideration transferred, were estimated as follows:

As of
March 1, 2025
(dollars in thousands)	(final)
Assets acquired
Cash and cash equivalents	$385,808
Securities	725,622
Portfolio loans, net of ACL	6,023,063
Premises and equipment	69,673
Other intangible assets[1]	81,783
Other assets	213,352
Total assets acquired	7,499,301

Liabilities assumed
Deposits	6,571,699
Short-term borrowings	11,148
Long-term borrowings	68,922
Junior subordinated debt owed to unconsolidated trusts	2,238
Other liabilities	84,907
Total liabilities assumed	6,738,914

Net assets acquired	$760,387

Consideration paid
Cash	$4
Common stock	795,227
Preferred stock	7,750
Replacement awards[2]	5,999
Total consideration paid	$808,980

Goodwill	$48,593
___________________________________________
1.Other intangible assets are being amortized over a period of ten years.
2.Represents the fair value of replacement equity awards issued to CrossFirst associates attributable to pre-combination service.
First Busey Corporation (BUSE) | 17

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Valuations of Loans
Estimated fair values for the loan portfolio acquired in the CrossFirst acquisition includes adjustments to certain receivables that were not considered PCD as of the acquisition date. These fair value adjustments were determined using a discounted cash flow model that applies various assumptions about coupon rates, remaining maturities, prepayment speeds, projected default probabilities, losses given default, and estimates of prevailing discount rates. These loans did not show signs of deterioration since origination, and therefore, at the acquisition date, were not subject to the guidance related to PCD loans. Receivables acquired in the CrossFirst acquisition that were not subject to these requirements include non-PCD loans with a fair value of $4.70 billion and gross contractual amounts receivable of $4.79 billion.
A portion of acquired loans were PCD. The following table provides a reconciliation between the purchase price and the fair value of these financial assets:

As of
(dollars in thousands)	March 1, 2025
PCD Financial Assets
Gross contractual receivable for PCD financial assets	$1,539,718
ACL recorded for estimated uncollectible contractual cash flows specific to PCD financial assets	(100,783)
Interest premium (discount) specific to PCD financial assets	(3,063)
Loans previously charged-off prior to acquisition	(110,740)
Fair value of PCD financial assets	$1,325,132
Pro Forma Results
The following unaudited pro forma information has been prepared as if the CrossFirst acquisition had occurred on January 1, 2024. The pro forma results combine CrossFirst’s historical results into Busey’s Consolidated Statements of Income (Unaudited), including the impact of estimated purchase accounting adjustments such as loan discount accretion, intangible assets amortization, and deposit accretion, net of taxes, which may not align with the timing of actual results. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2024. Further, pro forma information does not purport to be indicative of future financial operating results. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies, or asset dispositions. Only the acquisition-related expenses that have been recognized are included in net income in the table below:

(dollars in thousands)	Three Months Ended March 31, 2025
Revenue (net interest income plus noninterest income)	$171,157
Net income	20,241
First Busey Corporation (BUSE) | 18

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Other Acquisition Costs
Busey incurred acquisition-related expenses as follows:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Pre-tax acquisition expenses
CrossFirst[1]	$5,244	$71,490
M&M2	—	108
Pre-tax acquisition expenses	$5,244	$71,598
___________________________________________
1.During the three months ended March 31, 2026, Busey recorded acquisition expenses comprising salaries, wages, and employee benefits for multi-year retention agreements, replacement stock-based compensation awards, and relocation related to the CrossFirst acquisition; data processing; and professional fees. During the three months ended March 31, 2025, Busey recorded an initial provision to establish an ACL on non-PCD loans and unfunded commitments and multiple components of noninterest expense including salaries, wages and employee benefits (including equity compensation); data processing; and legal, professional, and consulting costs.
2.During the three months ended March 31, 2025, Busey recorded final acquisition expenses, comprising data processing and consulting expenses related to the acquisition of M&M, which was completed on April 1, 2024.
Of the total acquisition-related expenses, the following legal, professional, and consulting costs were incurred to consummate the merger:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Pre-tax costs to consummate the merger	$119	$7,144
First Busey Corporation (BUSE) | 19

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 3. DEBT SECURITIES
Busey's portfolio of debt securities includes both available for sale and held to maturity securities. The tables below provide the amortized cost, unrealized or unrecognized gains and losses, and fair values of debt securities, summarized by major category:

	As of March 31, 2026
(dollars in thousands)	Amortized Cost	Unrealized		Fair Value
		Gross Gains	Gross Losses
Debt securities available for sale[1]
Obligations of U.S. government corporations and agencies	$109,005	$245	$(244)	$109,006
Obligations of states and political subdivisions	271,311	862	(12,119)	260,054
Asset-backed securities	246,728	100	(322)	246,506
Commercial mortgage-backed securities	160,476	272	(11,293)	149,455
Residential mortgage-backed securities	1,537,318	5,104	(132,751)	1,409,671
Corporate debt securities	42,183	243	(1,851)	40,575
Total debt securities available for sale	$2,367,021	$6,826	$(158,580)	$2,215,267

	Amortized Cost	Unrecognized		Fair Value
		Gross Gains	Gross Losses
Debt securities held to maturity
Commercial mortgage-backed securities	$354,095	$—	$(66,759)	$287,336
Residential mortgage-backed securities	371,445	—	(57,707)	313,738
Total debt securities held to maturity	$725,540	$—	$(124,466)	$601,074
___________________________________________
1.This table includes debt securities marked at par, with no gain or loss.

First Busey Corporation (BUSE) | 20

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of December 31, 2025
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

	As of March 31, 2026
(dollars in thousands)	Amortized Cost	Fair Value
Debt securities available for sale
Due in one year or less	$8,084	$8,061
Due after one year through five years	85,282	82,185
Due after five years through ten years	351,875	335,172
Due after ten years	1,921,780	1,789,849
Debt securities available for sale	$2,367,021	$2,215,267

Debt securities held to maturity
Due in one year or less	$9,946	$9,906
Due after one year through five years	35,678	34,363
Due after ten years	679,916	556,805
Debt securities held to maturity	$725,540	$601,074
First Busey Corporation (BUSE) | 21

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Gains and Losses on Debt Securities Available for Sale
Realized gains and losses related to sales and calls of debt securities available for sale are summarized as follows:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Realized gains and losses on debt securities
Gross gains on debt securities	$24	$8
Gross losses on debt securities[1]	(1)	(15,545)
Realized net gains (losses) on debt securities	$23	$(15,537)
___________________________________________
1.During the first quarter of 2025, Busey sold available for sale debt securities with a book value of approximately $205.6 million for a pre-tax loss of $15.5 million and related estimated tax benefit of $4.3 million, as part of a balance sheet repositioning strategy.
Debt securities with carrying amounts of $723.0 million on March 31, 2026, and $744.2 million on December 31, 2025, were pledged as collateral for public deposits, securities sold under agreements to repurchase, and for other purposes as required.
First Busey Corporation (BUSE) | 22

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Debt Securities in an Unrealized or Unrecognized Loss Position
The following information pertains to debt securities with gross unrealized or unrecognized losses, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	As of March 31, 2026
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities available for sale
Obligations of U.S. government corporations and agencies[1]	$58,527	$(244)	$31	$—	$58,558	$(244)
Obligations of states and political subdivisions	97,227	(2,076)	97,076	(10,043)	194,303	(12,119)
Asset-backed securities	83,728	(322)	—	—	83,728	(322)
Commercial mortgage-backed securities	6,505	(75)	71,215	(11,218)	77,720	(11,293)
Residential mortgage-backed securities	244,822	(2,558)	741,431	(130,193)	986,253	(132,751)
Corporate debt securities	2,440	(49)	26,444	(1,802)	28,884	(1,851)
Debt securities available for sale with gross unrealized losses	$493,249	$(5,324)	$936,197	$(153,256)	$1,429,446	$(158,580)

	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Debt securities held to maturity
Commercial mortgage-backed securities	$287,336	$(66,759)	$287,336	$(66,759)
Residential mortgage-backed securities	313,738	(57,707)	313,738	(57,707)
Debt securities held to maturity with gross unrecognized losses	$601,074	$(124,466)	$601,074	$(124,466)
___________________________________________
1.Losses on securities in a continuous loss position for 12 months or more were immaterial, rounding to zero thousand.

First Busey Corporation (BUSE) | 23

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of December 31, 2025
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities available for sale
Obligations of U.S. government corporations and agencies	$39,156	$(80)	$—	$—	$39,156	$(80)
Obligations of states and political subdivisions	28,592	(361)	92,205	(9,537)	120,797	(9,898)
Asset-backed securities	10,005	(35)	—	—	10,005	(35)
Commercial mortgage-backed securities	4,986	(48)	71,830	(11,143)	76,816	(11,191)
Residential mortgage-backed securities	84,023	(708)	765,361	(128,559)	849,384	(129,267)
Corporate debt securities	5,969	(20)	29,097	(1,691)	35,066	(1,711)
Debt securities available for sale with gross unrealized losses	$172,731	$(1,252)	$958,493	$(150,930)	$1,131,224	$(152,182)

	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Debt securities held to maturity
Commercial mortgage-backed securities	$302,615	$(65,210)	$302,615	$(65,210)
Residential mortgage-backed securities	323,342	(55,218)	323,342	(55,218)
Debt securities held to maturity with gross unrecognized losses	$625,957	$(120,428)	$625,957	$(120,428)
Additional information about debt securities in an unrealized or unrecognized loss position is presented in the tables below:

	As of March 31, 2026
(dollars in thousands)	Available for Sale	Held to Maturity	Total
Debt securities with gross unrealized or unrecognized losses, fair value	$1,429,446	$601,074	$2,030,520
Gross unrealized or unrecognized losses on debt securities	158,580	124,466	283,046
Ratio of gross unrealized or unrecognized losses to debt securities with gross unrealized or unrecognized losses	11.1%	20.7%	13.9%

Count of debt securities	637	52	689
Count of debt securities in an unrealized or unrecognized loss position	455	52	507
First Busey Corporation (BUSE) | 24

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of December 31, 2025
(dollars in thousands)	Available for Sale	Held to Maturity	Total
Debt securities with gross unrealized or unrecognized losses, fair value	$1,131,224	$625,957	$1,757,181
Gross unrealized or unrecognized losses on debt securities	152,182	120,428	272,610
Ratio of gross unrealized or unrecognized losses to debt securities with gross unrealized or unrecognized losses	13.5%	19.2%	15.5%

Count of debt securities	637	52	689
Count of debt securities in an unrealized or unrecognized loss position	376	52	428
Unrealized and unrecognized losses were related to changes in market interest rates and market conditions that do not represent credit-related impairments. Unless part of a corporate strategy or restructuring plan, Busey does not intend to sell securities that are in an unrealized or unrecognized loss position, and it is more likely than not that Busey will recover the amortized cost prior to being required to sell the debt securities. Full collection of the amounts due according to the contractual terms of the debt securities is expected; therefore, no ACL has been recorded in relation to debt securities, and the impairment related to noncredit factors on debt securities available for sale is recognized in AOCI, net of applicable taxes. As of March 31, 2026, Busey did not hold general obligation bonds of any single issuer that exceeded, in aggregate, 10% of Busey’s stockholders’ equity.
NOTE 4. PORTFOLIO LOANS
Loan Categories
Busey’s lending can be summarized in two primary categories: commercial and retail. Loans within these categories are further classified by lending activity: C&I and other commercial, commercial real estate, real estate construction, retail real estate, and retail other. Distributions of the loan portfolio by loan category and lending activity is presented in the following table:

	As of
(dollars in thousands)	March 31, 2026	December 31, 2025
Commercial loans
C&I and other commercial	$4,124,737	$4,229,208
CRE	5,566,044	5,550,018
Real estate construction	1,052,505	1,039,289
Total commercial loans	10,743,286	10,818,515
Retail loans
Retail real estate	2,119,621	2,154,616
Retail other	596,983	594,668
Total retail loans	2,716,604	2,749,284

Total portfolio loans	13,459,890	13,567,799
ACL	(169,054)	(174,023)
Portfolio loans, net	$13,290,836	$13,393,776
First Busey Corporation (BUSE) | 25

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Net deferred loan origination costs included in the balances above were $5.7 million as of March 31, 2026, compared to $7.0 million as of December 31, 2025. Net accretable purchase accounting adjustments included in the balances above reduced loans by $81.0 million as of March 31, 2026, and $86.6 million as of December 31, 2025. Deposit account overdrafts reported as loans totaled $6.1 million as of March 31, 2026, and $7.1 million as of December 31, 2025.
Busey did not execute any significant loan purchases or sales during the three months ended March 31, 2026. Other than loans assumed through acquisition activities, Busey did not execute any significant loan purchases or sales during the three months ended March 31, 2025.
Pledged Loans
Busey has executed a blanket lien with the FHLB. The principal balance of loans Busey has pledged as collateral with the FHLB and Federal Reserve Bank for liquidity, which Busey is able to borrow against, is set forth in the table below:

	As of
(dollars in thousands)	March 31, 2026	December 31, 2025
Pledged loans
FHLB	$7,199,169	$5,051,512
Federal Reserve Bank	1,923,484	1,854,423
Total pledged loans	$9,122,653	$6,905,935
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
First Busey Corporation (BUSE) | 26

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Risk grades of portfolio loans and gross charge-offs are presented in the tables below by lending activity, further sorted by origination year:

	As of and For The Three Months Ended March 31, 2026
Risk Grade Ratings	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Total
(dollars in thousands)	2026	2025	2024	2023	2022	Prior
C&I and other commercial
Pass	$176,684	$703,182	$444,948	$281,266	$190,104	$247,451	$1,356,182	$3,399,817
Watch	5,980	37,677	79,414	54,522	30,451	48,220	164,690	420,954
Special Mention	6,657	18,453	12,256	19,335	21,324	6,427	61,112	145,564
Substandard	14,231	4,942	4,800	45,663	20,228	9,753	27,108	126,725
Substandard non-accrual	3	4,384	3,318	1,183	4,362	5,442	12,985	31,677
Total C&I and other commercial	203,555	768,638	544,736	401,969	266,469	317,293	1,622,077	4,124,737
Gross charge-offs	$50	$104	$—	$257	$6,180	$743	$171	$7,505

CRE
Pass	374,592	970,541	445,815	660,590	934,154	1,183,257	45,082	4,614,031
Watch	100,410	131,248	55,151	126,753	139,092	193,822	2,794	749,270
Special Mention	19,919	54,289	5,388	27,987	16,485	44,198	731	168,997
Substandard	1,234	2,122	421	3,243	3,860	12,184	215	23,279
Substandard non-accrual	—	519	253	5,366	483	3,846	—	10,467
Total CRE	496,155	1,158,719	507,028	823,939	1,094,074	1,437,307	48,822	5,566,044
Gross charge-offs	—	—	—	—	—	—	—	—

Real estate construction
Pass	102,064	373,586	251,234	69,954	69,315	7,516	74,606	948,275
Watch	13,896	2,153	—	1,978	42,561	160	6,198	66,946
Special Mention	—	18,945	—	—	—	6,434	—	25,379
Substandard	—	10,876	—	—	—	756	—	11,632
Substandard non-accrual	—	—	273	—	—	—	—	273
Total real estate construction	115,960	405,560	251,507	71,932	111,876	14,866	80,804	1,052,505
Gross charge-offs	—	—	—	—	—	—	—	—

Retail real estate
Pass	45,952	138,678	120,634	252,430	436,101	836,870	246,306	2,076,971
Watch	86	2,590	530	24,972	1,464	512	545	30,699
Special Mention	—	47	72	—	1,432	1,661	207	3,419
Substandard	—	—	—	4,108	135	1,100	—	5,343
Substandard non-accrual	—	357	308	127	579	1,058	760	3,189
Total retail real estate	46,038	141,672	121,544	281,637	439,711	841,201	247,818	2,119,621
Gross charge-offs	70	—	—	—	—	—	81	151

Retail other
Pass	750	4,850	1,889	29,179	26,892	5,245	527,985	596,790
Substandard non-accrual	—	—	—	76	116	—	1	193
Total retail other	750	4,850	1,889	29,255	27,008	5,245	527,986	596,983
Gross charge-offs	172	—	—	10	—	—	2	184

Total portfolio loans	$862,458	$2,479,439	$1,426,704	$1,608,732	$1,939,138	$2,615,912	$2,527,507	$13,459,890
Total gross charge-offs	$292	$104	$—	$267	$6,180	$743	$254	$7,840
First Busey Corporation (BUSE) | 27

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of and For The Year Ended December 31, 2025
Risk Grade Ratings	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Total
(dollars in thousands)	2025	2024	2023	2022	2021	Prior
C&I and other commercial
Pass	$833,539	$486,278	$342,560	$207,053	$178,429	$122,904	$1,396,826	$3,567,589
Watch	21,750	79,853	56,387	38,786	48,624	16,778	112,935	375,113
Special Mention	21,712	11,609	56,578	26,343	5,339	800	54,433	176,814
Substandard	8,336	605	20,444	14,603	9,868	3,655	17,883	75,394
Substandard non-accrual	1,489	3,899	600	10,265	948	4,560	12,537	34,298
Total C&I and other commercial	886,826	582,244	476,569	297,050	243,208	148,697	1,594,614	4,229,208
Gross charge-offs	$4,667	$3,332	$4,347	$1,450	$13,591	$11,456	$5,716	$44,559

CRE
Pass	1,077,169	483,950	710,448	1,035,426	740,680	515,631	43,830	4,607,134
Watch	210,673	61,926	119,986	143,072	161,387	69,789	2,572	769,405
Special Mention	49,648	22,642	2,991	13,811	32,109	18,858	908	140,967
Substandard	2,416	679	3,857	4,873	7,316	5,324	215	24,680
Substandard non-accrual	72	—	4,547	—	—	3,213	—	7,832
Total CRE	1,339,978	569,197	841,829	1,197,182	941,492	612,815	47,525	5,550,018
Gross charge-offs	1,297	11,057	—	—	253	—	—	12,607

Real estate construction
Pass	395,019	268,117	107,930	89,673	5,356	2,733	74,237	943,065
Watch	18,571	2,112	3,999	22,561	167	—	7,221	54,631
Special Mention	17,961	—	—	—	6,573	—	—	24,534
Substandard	16,020	—	—	—	766	—	—	16,786
Substandard non-accrual	—	273	—	—	—	—	—	273
Total real estate construction	447,571	270,502	111,929	112,234	12,862	2,733	81,458	1,039,289
Gross charge-offs	—	—	—	—	—	—	—	—

Retail real estate
Pass	93,212	127,475	269,877	446,309	407,851	508,504	252,987	2,106,215
Watch	2,686	569	24,601	1,492	267	482	577	30,674
Special Mention	47	78	4,028	1,454	1,686	—	214	7,507
Substandard	—	—	108	440	484	631	136	1,799
Substandard non-accrual	154	308	128	523	264	2,841	4,203	8,421
Total retail real estate	96,099	128,430	298,742	450,218	410,552	512,458	258,117	2,154,616
Gross charge-offs	1,164	—	—	—	—	51	36	1,251

Retail other
Pass	5,233	2,265	33,349	30,321	4,561	885	517,680	594,294
Substandard non-accrual	—	—	76	134	—	—	164	374
Total retail other	5,233	2,265	33,425	30,455	4,561	885	517,844	594,668
Gross charge-offs	546	147	270	47	—	74	141	1,225

Total portfolio loans	$2,775,707	$1,552,638	$1,762,494	$2,087,139	$1,612,675	$1,277,588	$2,499,558	$13,567,799
Total gross charge-offs	$7,674	$14,536	$4,617	$1,497	$13,844	$11,581	$5,893	$59,642
First Busey Corporation (BUSE) | 28

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Past Due and Non-accrual Loans
An analysis of portfolio loans that were past due and still accruing, or on a non-accrual status, is presented in the table below:

	As of March 31, 2026
	Loans Past Due, Still Accruing			Non-Accrual Loans	Non-Accrual Loans with No Allowance for Credit Losses
(dollars in thousands)	30-59 Days	60-89 Days	90+Days
Commercial loans
C&I and other commercial	$2,828	$412	$518	$31,677	$7,451
CRE	2,195	—	—	10,467	3,726
Real estate construction	348	—	—	273	158
Past due and non-accrual commercial loans	5,371	412	518	42,417	11,335
Retail loans
Retail real estate	3,093	4,269	—	3,189	349
Retail other	4,290	30	294	193	—
Past due and non-accrual retail loans	7,383	4,299	294	3,382	349
Total past due and non-accrual loans	$12,754	$4,711	$812	$45,799	$11,684

	As of December 31, 2025
	Loans Past Due, Still Accruing			Non-Accrual Loans	Non-Accrual Loans with No Allowance for Credit Losses
(dollars in thousands)	30-59 Days	60-89 Days	90+Days
Commercial loans
C&I and other commercial	$3,577	$593	$2,128	$34,298	$4,612
CRE	484	2,514	—	7,832	1,588
Real estate construction	—	—	—	273	158
Past due and non-accrual commercial loans	4,061	3,107	2,128	42,403	6,358
Retail loans
Retail real estate	2,457	4,280	136	8,421	349
Retail other	2,491	79	24	374	—
Past due and non-accrual retail loans	4,948	4,359	160	8,795	349
Total past due and non-accrual loans	$9,009	$7,466	$2,288	$51,198	$6,707
Gross interest income recorded on 90+ days past due loans, and that would have been recorded on non-accrual loans if they had been accruing interest in accordance with their original terms, was $1.1 million for the three months ended March 31, 2026, and was $0.2 million for the three months ended March 31, 2025. The amount of interest collected on those loans and recognized on a cash basis that was included in interest income was $0.6 million for the three months ended March 31, 2026, and was immaterial for the three months ended March 31, 2025.
First Busey Corporation (BUSE) | 29

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Loan Modifications for Borrowers Experiencing Financial Difficulty
The following tables present the amortized cost basis of loans that were modified—specifically in the form of (1) principal forgiveness, (2) an interest rate reduction, (3) an other-than-insignificant payment deferral, and/or (4) a term extension—for borrowers experiencing financial difficulty during the periods indicated, disaggregated by lending activity and the type of modification:

	Three Months Ended March 31, 2026
(dollars in thousands)	Payment Deferral	Term Extension	% of Total Class of Financing Receivable
Modified Loans
C&I and other commercial	$2,215	$34,349	0.9%
Total loans modified during the period[1]	$2,215	$34,349	0.3%
___________________________________________
1.Modifications were primarily for loans classified as substandard.

	Three Months Ended March 31, 2025
(dollars in thousands)	Payment Deferral	Term Extension	% of Total Class of Financing Receivable
Modified Loans
C&I and other commercial	$10,832	$21,923	0.7%
CRE	—	4,719	0.1%
Real estate construction	—	5,208	0.5%
Total loans modified during the period[1]	$10,832	$31,850	0.3%
___________________________________________
1.All modifications were for loans classified as substandard.
The following table provides, as applicable for loan modifications made during the periods indicated for borrowers experiencing financial difficulty, the weighted average interest rate reductions and weighted average term extensions:

Three Months Ended March 31,
	2026	2025
	Weighted Average Term Extension	Weighted Average Term Extension
C&I and other commercial	10 months	1.9 years
CRE	—	6 months
Real estate construction	—	1.3 years
Aggregate effect	10 months	1.6 years
Payment deferrals for borrowers experiencing financial difficulty can include deferrals of 3 or more payments to the end of the loan, accommodations to restructure the payment terms of the loan, or accommodations to allow for an interest-only period on the loan.
First Busey Corporation (BUSE) | 30

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Performance of Modified Loans
Busey closely monitors the performance of the loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the payment performance of loans modified during the last twelve months:

	As of March 31, 2026
(dollars in thousands)	Current	30-89 Days	90+ Days	Non-accrual
Modified Loans
C&I and other commercial	$42,179	$—	$—	$4,476
CRE	1,833	—	—	273
Real estate construction	10,876	—	—	—
Loans modified during the last twelve months	$54,888	$—	$—	$4,749
Busey had commitments of $15.1 million as of March 31, 2026, and $13.5 million as of December 31, 2025, to lend additional funds to debtors experiencing financial difficulty for whom Busey modified a loan within the past twelve months.
A default occurs when a loan is 90 days or more past due or transferred to non-accrual status. The following table presents loans that defaulted after having been modified during the twelve months before the default.

Three Months Ended March 31, 2026
(dollars in thousands)	Term Extension
Loans with Subsequent Defaults
CRE	$273
Modified loans with subsequent defaults	$273
No loans had a default during the three months ended March 31, 2025, after having been modified during the twelve months before that default for borrowers experiencing financial difficulty.
Collateral Dependent Loans
Management's evaluation as to the ultimate collectability of loans includes estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral. These estimates are affected by changing economic conditions and the economic prospects of borrowers. Collateral dependent loans are loans in which repayment is expected to be provided solely by the operation or sale of the underlying collateral and there are no other available and reliable sources of repayment. Collateral dependent loans are secured by (1) business assets, for C&I and other commercial loans; (2) real estate, for CRE and retail real estate loans; and (3) vehicles and other personal assets, for retail other loans. Loans are written down to the lower of cost or fair value of the underlying collateral, less estimated costs to sell. Busey had $41.8 million and $47.8 million of collateral dependent loans as of March 31, 2026, and December 31, 2025, respectively.
OREO and Other Repossessed Assets
Busey held $0.1 million of commercial OREO, an immaterial amount of residential OREO, and $3.2 million of other repossessed assets, as of March 31, 2026. Busey’s recorded investment in residential real estate loans that were in the process of foreclosure was $1.2 million as of March 31, 2026. Busey follows Federal Housing Finance Agency guidelines on single-family foreclosures and real estate owned evictions on portfolio loans.
First Busey Corporation (BUSE) | 31

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
The following tables summarize activity in the ACL attributable to each lending activity. Allocation of a portion of the ACL to one lending activity does not preclude its availability to absorb losses from other lending activities:

	Three Months Ended March 31, 2026
(dollars in thousands)	C&I and Other Commercial	CRE	Real Estate Construction	Retail Real Estate	Retail Other	Total
ACL balance, December 31, 2025	$61,370	$70,328	$11,568	$29,178	$1,579	$174,023
Provision for loan losses	3,556	(234)	1,019	(1,944)	(4)	2,393
Charged-off	(7,505)	—	—	(151)	(184)	(7,840)
Recoveries	383	6	1	57	31	478
ACL balance, March 31, 2026	$57,804	$70,100	$12,588	$27,140	$1,422	$169,054
First Busey Corporation (BUSE) | 32

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended March 31, 2025
(dollars in thousands)	C&I and Other Commercial	CRE	Real Estate Construction	Retail Real Estate	Retail Other	Total
ACL balance, December 31, 2024	$21,589	$32,301	$3,345	$23,711	$2,458	$83,404
Day 1 PCD[1]	75,569	21,588	2,112	1,430	84	100,783
Day 2 Provision for loan losses[2]	22,648	15,104	2,911	1,628	142	42,433
Provision for loan losses	623	(393)	311	(503)	(19)	19
Charged-off[3]	(31,221)	(253)	—	—	(361)	(31,835)
Recoveries	96	131	10	133	36	406
ACL balance, March 31, 2025	$89,304	$68,478	$8,689	$26,399	$2,340	$195,210
___________________________________________
1.The Day 1 PCD was attributable to the CrossFirst acquisition (see “Note 2. Business Combinations”), and represents the initial adjustment to the fair value of the PCD loans.
2.The Day 2 provision for loan losses was attributable to the CrossFirst acquisition (see “Note 2. Business Combinations”), and represents the initial provision for non-PCD loans.
3.Charged-off amounts included $29.6 million for PCD loans assumed in the CrossFirst acquisition, which were fully reserved at acquisition and did not require recording additional provision expense.
NOTE 5. LEASES
Busey as the Lessee
Busey’s leases consist primarily of real estate leases for banking centers, ATM locations, and office space, as well as equipment leases. The following table summarizes lease-related balances that Busey reported on its Consolidated Balance Sheets (Unaudited):

		As of
(dollars in thousands)	Location	March 31, 2026	December 31, 2025
Lease balances
Right of use assets:
Operating leases	Other assets	$32,104	$30,204
Finance leases[1]	Premises and equipment, net	5,076	5,155
Total right of use assets		$37,180	$35,359

Lease liabilities:
Operating leases	Other liabilities	$35,749	$32,597
Finance leases	Long-term borrowings	6,178	6,223
Total lease liabilities		$41,927	$38,820
___________________________________________
1.Balances are presented net of accumulated amortization of $0.3 million and $0.3 million at March 31, 2026, and December 31, 2025, respectively.
First Busey Corporation (BUSE) | 33

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Lease terms are summarized as follows:

	As of
	March 31, 2026	December 31, 2025
Lease terms
Weighted average remaining lease terms:
Operating leases	7.56 years	7.41 years
Finance leases	16.01 years	16.26 years
Weighted average discount rates:
Operating leases	4.28%	4.24%
Finance leases	5.10%	5.10%
The following table presents lease costs that Busey reported on its Consolidated Statements of Income (Unaudited):

		Three Months Ended March 31,
(dollars in thousands)	Location	2026	2025
Lease costs
Operating lease costs:
Premises rent expense	Net occupancy expense of premises	$1,711	$950
Equipment rent expense	Furniture and equipment expenses	8	7
Finance lease costs:
Amortization expense	Net occupancy expense of premises	79	—
Interest expense	Long-term borrowings	78	—
Variable lease costs	Net occupancy expense of premises	10	15
Short-term lease costs	Net occupancy expense of premises	5	12
Total lease cost		$1,891	$984
Cash paid for amounts included in the measurement of lease liabilities is presented in the following table:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Cash flows related to leases
Operating cash flows from operating leases	$3,005	$1,559
Operating cash flows from finance leases	78	—
Financing cash flows from finance leases	45	—

Right of use assets obtained in exchange for operating lease liabilities[1]	3,248	30,733
___________________________________________
1.The three months ended March 31, 2025, included $30.7 million right of use assets recognized in connection with the acquisition of CrossFirst.
First Busey Corporation (BUSE) | 34

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Future undiscounted payments for leases with initial terms of one year or more are presented in the table below:

	As of March 31, 2026
(dollars in thousands)	Operating Leases	Finance Leases
Rent commitments
Remainder of 2026	$5,091	$368
2027	6,470	527
2028	5,941	540
2029	4,958	540
2030	4,057	540
2031	3,898	540
Thereafter	11,648	6,085
Total undiscounted cash flows	42,063	9,140
Less: Amounts representing interest	6,314	2,962
Present value of net future minimum lease payments	$35,749	$6,178
As of March 31, 2026, Busey had commitments totaling $1.7 million for one lease contract with a future accounting commencement date.
Busey as the Lessor
Busey leases space to outside parties, consisting of operating leases primarily for offices and parking areas. Revenues recorded in connection with these leases, reported in other income on Busey’s Consolidated Statements of Income (Unaudited), are summarized in the table below:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Rental income	$214	$216
Noncancellable terms for these leases extend through 2030. Under the terms of these lease agreements, Busey is entitled to receive aggregate future lease payments as shown in the table below:

(dollars in thousands)	As of March 31, 2026
Rents to be received
Remainder of 2026	$587
2027	515
2028	377
2029	197
2030	117
Total lease payments from operating leases	$1,793
First Busey Corporation (BUSE) | 35

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 6. DEPOSITS
The composition of Busey’s deposits is presented in the table below:

	As of
(dollars in thousands)	March 31, 2026	December 31, 2025
Deposits
Noninterest-bearing demand deposits	$3,526,036	$3,659,421
Interest-bearing transaction deposits	3,129,186	3,119,475
Saving deposits and money market deposits	5,714,697	5,697,172
Time deposits	2,366,141	2,429,890
Total deposits	$14,736,060	$14,905,958
Additional information about Busey’s deposits is presented in the table below:

	As of
(dollars in thousands)	March 31, 2026	December 31, 2025
Brokered interest-bearing transaction deposits	$50,119	$50,136
Brokered savings deposits and money market deposits	10,004	10,000
Brokered time deposits	—	10,004
Aggregate amount of time deposits with a minimum denomination of $100,000	1,637,485	1,674,862
Aggregate amount of time deposits with a minimum denomination that meets or exceeds the FDIC insurance limit of $250,000	865,493	876,207
Scheduled maturities of time deposits are presented in the table below:

(dollars in thousands)	As of March 31, 2026
Time deposits by schedule of maturities
Remainder of 2026	$2,065,390
2027	279,010
2028	12,813
2029	4,665
2030	3,009
2031	1,244
Thereafter	10
Time deposits	$2,366,141
First Busey Corporation (BUSE) | 36

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

	As of
(dollars in thousands)	March 31, 2026	December 31, 2025
Securities sold under agreements to repurchase	$156,364	$166,929
Weighted average rate for securities sold under agreements to repurchase	2.40%	2.22%
Revolving Line of Credit
Pursuant to the Second Amended and Restated Credit Agreement, on March 31, 2026, Busey had access to a $40.0 million revolving line of credit bearing an interest rate of 1.80% plus the one-month forward-looking term rate based on SOFR. Effective April 30, 2026, Busey executed an amendment to its Second Amended and Restated Credit Agreement, pursuant to which: (1) Busey’s revolving line of credit increased to $50.0 million, (2) the interest rate on the revolving line of credit was reduced to the one-month Term SOFR rate plus 1.65%, and (3) the termination date for the agreement was extended to April 30, 2027.
As of March 31, 2026, there was no balance outstanding on the revolving line of credit. The revolving line of credit incurs an insignificant non-usage fee based on any undrawn amounts.
Short-term Borrowings
Busey’s short-term borrowings include, as applicable, loans maturing within one year of the loan origination date, the current portion of long-term debt that is due within 12 months, and federal funds purchased. Federal funds purchased are short-term borrowings that generally mature between one day and 90 days. During the first quarter of 2026, Busey purchased federal funds to test operational availability to access funds if needed.
Short-term borrowings are presented in the table below:

	As of
(dollars in thousands)	March 31, 2026	December 31, 2025
Short-term borrowings
FHLB advances maturing in less than one year from date of origination, and the current portion of long-term FHLB advances due within 12 months	$170,000	$—
Total short-term borrowings	$170,000	$—
Funds borrowed from the FHLB, listed above, consisted of two notes with a weighted average interest rate of 3.80% and a weighted average maturity period of 1 day as of March 31, 2026.
First Busey Corporation (BUSE) | 37

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Long-term Borrowings
Busey’s long-term borrowings consist of borrowings maturing more than one year from the loan origination date, excluding the current portion that is due within 12 months, and finance lease liabilities. Long-term borrowings are presented in the table below:

	As of
(dollars in thousands)	March 31, 2026	December 31, 2025
Long-term borrowings
FHLB borrowings	$114,078	$102,792
Secured borrowings	3,211	4,791
Finance lease liabilities	6,178	6,223
Total long-term borrowings	$123,467	$113,806
Funds borrowed from the FHLB, listed above, consisted of seventeen notes with a weighted average interest rate of 2.49% and a weighted average maturity period of 1.70 years as of March 31, 2026. Maturity dates for the long-term FHLB borrowings range from May 2027 through December 2030. In comparison, as of December 31, 2025, funds borrowed from the FHLB, listed above, consisted of fifteen notes with a weighted average interest rate of 2.43% and a weighted average maturity period of 1.96 years.
Acquired SBA loans that did not qualify for sale accounting treatment are presented as secured borrowings. Secured borrowings consisted of six notes with a weighted average maturity period of 15.37 years as of March 31, 2026. Maturity dates for the secured borrowings range from September 2030 through September 2045. In comparison, as of December 31, 2025, secured borrowings consisted of seven notes with a weighted average maturity period of 17.01 years.
Subordinated Notes
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
Unamortized debt issuance costs related to Busey’s subordinated notes are presented in the following table:

	As of
(dollars in thousands)	March 31, 2026	December 31, 2025
Unamortized debt issuance costs	$501	$605
Junior Subordinated Debt Owed to Unconsolidated Trusts
In January 2026, Busey’s Board of Directors approved the redemption of the trust preferred securities issued by First Busey Statutory Trust II. Approval for the redemption has been received from the Federal Reserve Bank. Busey expects to complete the redemption in June of 2026.
First Busey Corporation (BUSE) | 38

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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
Banking regulations identify five capital categories for insured depository institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. As of March 31, 2026, and December 31, 2025, all capital ratios of First Busey and Busey Bank exceeded well capitalized levels under the applicable regulatory capital adequacy guidelines. Management believes that no events or changes have occurred subsequent to March 31, 2026, that would change this designation.
Capital Amounts and Ratios
The following tables summarize regulatory capital requirements applicable to First Busey and Busey Bank:

	As of March 31, 2026
	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital to risk weighted assets
First Busey	$1,880,068	12.31%	$687,386	4.50%	$992,892	6.50%
Busey Bank	$2,144,335	14.06%	$686,292	4.50%	$991,311	6.50%

Tier 1 capital to risk weighted assets
First Busey	$2,102,818	13.77%	$916,515	6.00%	$1,222,020	8.00%
Busey Bank	$2,144,335	14.06%	$915,057	6.00%	$1,220,075	8.00%

Total capital to risk weighted assets
First Busey	$2,423,843	15.87%	$1,222,020	8.00%	$1,527,525	10.00%
Busey Bank	$2,285,782	14.99%	$1,220,075	8.00%	$1,525,094	10.00%

Leverage ratio of Tier 1 capital to average assets
First Busey	$2,102,818	11.88%	$708,101	4.00%	N/A	N/A
Busey Bank	$2,144,335	12.14%	$706,482	4.00%	$883,103	5.00%
First Busey Corporation (BUSE) | 39

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of December 31, 2025
	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital to risk weighted assets
First Busey	$1,920,388	12.43%	$694,987	4.50%	$1,003,870	6.50%
Busey Bank	$2,150,048	13.97%	$692,654	4.50%	$1,000,500	6.50%

Tier 1 capital to risk weighted assets
First Busey	$2,143,138	13.88%	$926,650	6.00%	$1,235,533	8.00%
Busey Bank	$2,150,048	13.97%	$923,539	6.00%	$1,231,385	8.00%

Total capital to risk weighted assets
First Busey	$2,459,847	15.93%	$1,235,533	8.00%	$1,544,416	10.00%
Busey Bank	$2,287,179	14.86%	$1,231,385	8.00%	$1,539,231	10.00%

Leverage ratio of Tier 1 capital to average assets
First Busey	$2,143,138	11.93%	$718,334	4.00%	N/A	N/A
Busey Bank	$2,150,048	12.00%	$716,476	4.00%	$895,596	5.00%
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
NOTE 9. TAX CREDIT INVESTMENTS AND OTHER INVESTMENTS IN UNCONSOLIDATED ENTITIES
Busey’s investments in unconsolidated entities and related unfunded investment obligations are reflected in other assets and other liabilities on the Consolidated Balance Sheets (Unaudited), and are summarized in the table below for the periods indicated:

		As of
(dollars in thousands)	Location	March 31, 2026	December 31, 2025
Investments in unconsolidated entities
Tax credit investments	Other assets	$129,282	$119,634
Other investments in unconsolidated entities	Other assets	46,314	46,361
Investments in unconsolidated entities		$175,596	$165,995

Unfunded investment obligations	Other liabilities	$71,479	$68,690
First Busey Corporation (BUSE) | 40

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Income tax credits and other tax benefits	$4,925	$4,589
Amortization of investments in tax-advantaged projects	4,432	4,108
NOTE 10. STOCK-BASED COMPENSATION
Changes in Busey’s outstanding equity awards are presented in the tables below:

	RSU Awards	PSU Awards[1]	DSU Awards
Nonvested at December 31, 2025	1,320,537	525,501	41,218
Granted	—	—	—
Dividend equivalents earned	13,929	1,877	435
Vested	(613,166)	(43,283)	(41,653)
Forfeited	(58,395)	(32,086)	—
Nonvested at March 31, 2026	662,905	452,009	—

Vested and outstanding at March 31, 2026	—	—	189,269
___________________________________________
1.Represents target shares at the grant date.

	Options	SSARs
Outstanding at December 31, 2025	15,106	270,398
Exercised	(5,280)	(134,103)
Forfeited	—	—
Expired	—	—
Outstanding at March 31, 2026	9,826	136,295

Exercisable at March 31, 2026	9,826	119,457
Shares remaining available for issuance under Busey’s equity compensation plans as of March 31, 2026, are set forth in the table below:

Plan	Shares Remaining Available for Issuance Pursuant to the Plan
2020 Equity Plan	746,172
ESPP	254,688
First Busey Corporation (BUSE) | 41

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Stock-based Compensation Expense
Busey recognized compensation expense related to non-vested equity awards as summarized in the table below:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Stock-based compensation expense
Salaries, wages, and employee benefits[1]	$3,930	$3,217
Other expense[2]	206	177
Total stock-based compensation expense	$4,136	$3,394
___________________________________________
1.Includes expenses for RSUs, PSUs, SSARs, and the ESPP.
2.Represents expenses for DSU awards.
Unamortized compensation expense related to non-vested equity awards is summarized in the table below:

As of
(dollars in thousands)	March 31, 2026	December 31, 2025
Unamortized stock-based compensation	$9,873	$15,309

Weighted average period over which expense is to be recognized on awards issued under Busey's 2020 Equity Plan	1.9 years	1.8 years
Weighted average period over which expense is to be recognized on CrossFirst replacement awards	1.1 years	1.2 years
NOTE 11. OUTSTANDING COMMITMENTS AND CONTINGENT LIABILITIES
Commitments and Credit Risk
A summary of the contractual amount of Busey’s exposure to off-balance sheet risk relating to the Company’s commitments follows:

	As of
(dollars in thousands)	March 31, 2026	December 31, 2025
Off-Balance Sheet Commitments
Commitments to extend credit	$4,601,629	$4,696,867
Standby letters of credit	107,974	123,746
Total commitments	$4,709,603	$4,820,613
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
First Busey Corporation (BUSE) | 42

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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
On March 20, 2025, the Illinois Secretary of State requested that First Busey Corporation resubmit the requested forms using a proposed methodology for paid-in capital that First Busey Corporation views as inconsistent with the Illinois Secretary of State’s past practice, and existing statutory and case law. Accordingly, on May 14, 2025, within the Illinois Secretary of State’s requested timeframe, First Busey Corporation informed the Illinois Secretary of State that it would not resubmit the requested forms with the methodology that First Busey Corporation disputes and requested that the parties instead continue good faith discussions. On July 2, 2025, First Busey Corporation received a notice of hearing from the Illinois Secretary of State indicating that an administrative hearing has been scheduled to “ascertain” the required amount of franchise taxes, penalties, interest, fees, and charges purportedly due from First Busey Corporation to the Illinois Secretary of State. In the notice, the Illinois Secretary of State requested a determination of an amount due that the Illinois Secretary of State preliminarily estimated in excess of $28.0 million, including in excess of $17.4 million in interest and approximately $0.3 million in penalties. First Busey Corporation disagrees with the Illinois Secretary of State’s preliminary estimate and believes that the Illinois Secretary of State’s request is contrary not only to the Illinois Secretary of State’s past practice, but also existing statutory and case law. First Busey Corporation intends to vigorously defend itself against the Illinois Secretary of State’s notice, including through appropriate judicial relief. To that end, on July 31, 2025, First Busey Corporation filed a special appearance with the Illinois Secretary of State’s Department of Administrative Hearings solely for the limited purpose of contesting the jurisdiction of the Illinois Secretary of State to initiate and conduct the administrative hearing, and on November 25, 2025, First Busey Corporation filed two lawsuits against the Illinois Secretary of State in connection with this matter: one in federal court, First Busey Corporation v. Alexi Giannoulias, No. 3:25-cv-50488 (N.D. Ill.); and one in Illinois state court, First Busey Corporation v. Alexi Giannoulias, No. 25-MR-283 (Sixth Judicial Circuit of Illinois, Champaign County). Both lawsuits and the administrative hearing remain pending.
Where a loss is believed to be reasonably possible, but not probable, or the loss cannot be reasonably estimated, no accrual is required. Given the underlying disagreement between First Busey Corporation and the Illinois Secretary of State on the proper methodology for calculating any franchise tax owed, the loss cannot be reasonably estimated. It is reasonably possible that this matter could require First Busey Corporation to pay additional taxes, including potential penalties and interest, or make other expenditures or accrue liabilities in amounts that could not be reasonably estimated as of March 31, 2026. If the likelihood of potential liabilities elevates and First Busey Corporation becomes able to reasonably estimate the loss, requiring an accrual, the potential future liabilities could be material in the period(s) in which they are recorded.
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
First Busey Corporation (BUSE) | 43

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
To secure its obligations under derivative contracts, Busey pledged cash and held collateral as follows:

	As of
(dollars in thousands)	March 31, 2026	December 31, 2025
Cash pledged to secure obligations under derivative contracts	$14,400	$14,400
Collateral held to secure obligations under derivative contracts	6,750	5,050
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
Interest Rate Swaps Designated as Cash Flow Hedges
Interest rate swaps with notional amounts totaling $700.0 million as of March 31, 2026, and $500.0 million as of December 31, 2025, were designated as cash flow hedges. Busey entered into a $300.0 million receive-fixed, pay-floating interest rate swap to reduce Busey’s asset sensitivity (“Prime Loan Swap”). Duration was added to Busey’s loan portfolio by fixing a portion of floating prime-based loans. Interest rates had risen above their historical lows allowing Busey to lock in a portion of its loan portfolio to reduce asset sensitivity while creating a more stable margin in a volatile rate market. These hedges were determined to be highly effective during the period, and Busey expects its hedges to remain highly effective during the remaining terms of the swaps. Further, Busey entered into forward-starting SOFR-based receive-fixed pay-floating interest rate swaps totaling $400.0 million to reduce Busey’s asset sensitivity (“SOFR Loan Swaps”). These hedges were determined to be highly effective during the period, and Busey expects its hedges to remain highly effective during the remaining terms of the swaps. Changes in fair value were recorded net of tax in OCI.
First Busey Corporation (BUSE) | 44

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
A summary of the interest-rate swaps designated as cash flow hedges is presented below:

		As of
(dollars in thousands)	Location	March 31, 2026	December 31, 2025
Prime Loan Swap
Notional amount		$300,000	$300,000
Weighted average rate: receive-fixed		4.81%	4.81%
Weighted average variable Prime pay rates		6.75%	6.81%
Weighted average maturity		2.85 years	3.10 years

SOFR Loan Swaps
Notional amount		$400,000	$200,000
Weighted average rate: receive-fixed		3.71%	3.78%
Weighted average variable 1-month CME Term SOFR pay rates[1]		3.67%	3.82%
Weighted average maturity		5.18 years	3.76 years

Gross aggregate fair value of the swaps
Gross aggregate fair value of swap assets	Other assets	$1,776	$3,215
Gross aggregate fair value of swap liabilities	Other liabilities	15,421	14,589

Balances carried in AOCI
Unrealized gains (losses) on cash flow hedges, net of tax	AOCI	$(9,347)	$(7,616)
___________________________________________
1.A pay rate is not yet applicable for a 6-month forward-starting SOFR loan swap with a notional amount of $200 million, which was entered into during the first quarter of 2026, so this SOFR loan swap was excluded from the calculation of the weighted average pay rate.
During the next 12 months, Busey expects to reclassify unrealized gains and losses from OCI to interest income as shown in the following table. Amounts actually recognized could differ from these expectations due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to March 31, 2026.

(dollars in thousands)	As of March 31, 2026
Unrealized gains expected to be reclassified from OCI to interest income	$481
Changes in interest income recorded on these swap transactions is presented in the following table:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Decrease in interest income on swap transactions	$(1,403)	$(2,060)
First Busey Corporation (BUSE) | 45

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Net gains and losses relating to cash flow derivative instruments that were recorded in OCI on the Consolidated Statements of Income (Unaudited) are presented in the table below:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Unrealized gains (losses) on cash flow hedges
Net gains (losses) recognized in OCI, net of tax	$(2,783)	$4,641
Losses reclassified from OCI to interest income, net of tax	1,052	1,505
Net change in unrealized gains (losses) on cash flow hedges, net of tax	$(1,731)	$6,146
Derivative Instruments Not Designated as Hedges
Interest Rate Swaps Not Designated as Hedges
Busey may offer derivative contracts to its customers in connection with their risk management needs. Busey manages the risk associated with these contracts by entering into equal and offsetting derivative agreements with third-party dealers. These contracts supported variable rate, commercial loan relationships totaling $1.27 billion as of March 31, 2026, and $1.16 billion as of December 31, 2025. These derivatives generally worked together as an economic interest rate hedge, but Busey did not designate them for hedge accounting treatment. Consequently, changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred.
Amounts and fair values of derivative assets and derivative liabilities related to customer interest rate swaps recorded on the Consolidated Balance Sheets (Unaudited) are summarized as follows:

		As of March 31, 2026		As of December 31, 2025
(dollars in thousands)	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative assets not designated as hedging instruments
Interest rate swaps: receive-fixed, pay-floating	Other assets	$740,117	$7,355	$703,286	$11,542
Interest rate swaps: receive-floating, pay-fixed	Other assets	531,572	17,135	456,973	15,998
Derivative assets not designated as hedging instruments		$1,271,689	$24,490	$1,160,259	$27,540

Derivative liabilities not designated as hedging instruments
Interest rate swaps: receive-fixed, pay-floating	Other liabilities	$531,572	$17,135	$456,973	$15,998
Interest rate swaps: receive-floating, pay-fixed	Other liabilities	740,117	7,355	703,286	11,542
Derivative liabilities not designated as hedging instruments		$1,271,689	$24,490	$1,160,259	$27,540
First Busey Corporation (BUSE) | 46

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Changes in fair value of these derivative assets and derivative liabilities were recorded in noninterest expense on the Consolidated Statements of Income (Unaudited) and are summarized as follows:

		Three Months Ended March 31,
(dollars in thousands)	Location	2026	2025
Interest rate swaps
Receive-fixed, pay-floating	Noninterest expense	$(3,116)	$3,034
Receive-floating, pay-fixed	Noninterest expense	3,116	(3,034)
Net change in fair value of interest rate swaps		$—	$—
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
Notional amounts of the risk participation agreements reflect the participating banks’ pro-rata shares of the derivative instruments, consistent with their shares of the related participated loans. The risk participation agreements mature between May 2026 and October 2033, and are summarized as follows:

	As of
(dollars in thousands)	March 31, 2026	December 31, 2025
Risk participation agreements purchased
Number of risk participation agreements	12	12
Notional amount	$74,942	$74,590
Fair value	22	30

Risk participation agreements sold
Number of risk participation agreements	13	13
Notional amount	$108,242	$108,743
Fair value	48	65
First Busey Corporation (BUSE) | 47

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Foreign Currency Exchange Contracts
Busey entered into foreign currency exchange contracts to support the business requirements of its customers. Foreign currency contracts involve the exchange of one currency for another on a specified date and at a specified rate. These contracts are executed on behalf of Busey's customers and are used by customers to manage fluctuations in foreign exchange rates. Busey generally minimizes its exposure by entering into similar offsetting positions with other financial institutions. Busey is subject to the credit risk that another party will fail to perform. Amounts and fair values of derivative assets and derivative liabilities related to foreign currency contracts recorded on the Consolidated Balance Sheets (Unaudited) are summarized as follows:

		As of March 31, 2026		As of December 31, 2025
(dollars in thousands)	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign currency exchange forward contracts
Customer contracts	Other assets	$3,531	$211	$—	$—
Third-party dealer contracts	Other liabilities	629	6	—	—
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
First Busey Corporation (BUSE) | 48

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Amounts and fair values of mortgage banking derivatives included on the Consolidated Balance Sheets (Unaudited) are summarized as follows:

		As of March 31, 2026		As of December 31, 2025
(dollars in thousands)	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Mortgage banking derivative assets
Interest rate lock commitments	Other assets	$3,139	$42	$6,159	$145
Forward sales commitments	Other assets	6,861	70	1,520	2
Mortgage banking derivative assets		$10,000	$112	$7,679	$147

Mortgage banking derivative liabilities
Forward sales commitments[1]	Other liabilities	$201	$—	$9,278	$26
Mortgage banking derivative liabilities		$201	$—	$9,278	$26
___________________________________________
1.The fair value of forward sales commitments in a liability position was immaterial, rounding to zero thousand.
Gains and losses relating to these derivative instruments are reported in noninterest income, and are summarized as follows:

		Three Months Ended March 31,
(dollars in thousands)	Location	2026	2025
Net gains (losses) on mortgage banking derivatives
Gains (losses) on interest rate lock commitments	Mortgage revenue	$44	$242
Gains (losses) on forward sales commitments	Mortgage revenue	96	(87)
Net gains (losses) on mortgage banking derivatives		$140	$155
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
First Busey Corporation (BUSE) | 49

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
First Busey Corporation (BUSE) | 50

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The following tables summarize financial assets and financial liabilities measured at estimated fair value on a recurring basis:

	As of March 31, 2026
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Debt securities available for sale:
Obligations of U.S. government corporations and agencies	$—	$109,006	$—	$109,006
Obligations of states and political subdivisions	—	260,054	—	260,054
Asset-backed securities	—	246,506	—	246,506
Commercial mortgage-backed securities	—	149,455	—	149,455
Residential mortgage-backed securities	—	1,409,671	—	1,409,671
Corporate debt securities	—	40,575	—	40,575
Equity securities	131	13,820	—	13,951
Derivative assets	—	26,589	22	26,611
Derivative liabilities	—	39,917	48	39,965

	As of December 31, 2025
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Debt securities available for sale:
Obligations of U.S. government corporations and agencies	$—	$112,046	$—	$112,046
Obligations of states and political subdivisions	—	263,873	—	263,873
Asset-backed securities	—	265,580	—	265,580
Commercial mortgage-backed securities	—	132,942	—	132,942
Residential mortgage-backed securities	—	1,344,416	—	1,344,416
Corporate debt securities	—	43,691	—	43,691
Equity securities	155	14,761	—	14,916
Derivative assets	—	30,902	30	30,932
Derivative liabilities	—	42,155	65	42,220
First Busey Corporation (BUSE) | 51

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Activity for Busey's risk participation agreements, which are measured at estimated fair value on a recurring basis using Level 3 inputs, is summarized in the table below:

		Three Months Ended March 31,
(dollars in thousands)	Location	2026	2025
Beginning Balance		$(35)	$5
Gains (losses) recognized in earnings	Other noninterest expense	9	2
Gains (losses) recognized in earnings[1]	Other noninterest income	—	(11)
Sales		—	6
Assumed in business combinations[2]		—	(41)
Ending Balance		$(26)	$(39)
___________________________________________
1.CrossFirst Bank, which Busey operated as a separate banking subsidiary from the time of its acquisition on March 1, 2025, until it was merged with and into Busey Bank on June 20, 2025, recorded gains and losses on its risk participation agreements as other noninterest income. Throughout 2025, Busey accounted for the CrossFirst portfolio of risk participation agreements consistent with this methodology. Beginning in 2026, gains and losses recognized on Busey’s full portfolio of risk participation agreements, is recorded as other noninterest expense.
2.Represents risk participation agreements assumed in the CrossFirst acquisition.
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
First Busey Corporation (BUSE) | 52

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The following tables summarize financial assets and financial liabilities measured at estimated fair value on a non-recurring basis:

	As of March 31, 2026
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Loans evaluated individually, net of related allowance	$—	$—	$17,658	$17,658
OREO and other repossessed assets with subsequent impairment	—	—	3,171	3,171
Bank property held for sale with impairment	—	—	1,661	1,661

	As of December 31, 2025
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Loans evaluated individually, net of related allowance	$—	$—	$19,604	$19,604
OREO and other repossessed assets with subsequent impairment	—	—	4,409	4,409
Bank property held for sale with impairment	—	—	1,855	1,855
The following tables present additional quantitative information about assets measured at estimated fair value on a non-recurring basis using Level 3 inputs:

	As of March 31, 2026
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Loans evaluated individually, net of related allowance	$17,658	Appraisal of collateral	Appraisal adjustments	-1.6% to -100.0% (-41.4)%
OREO and other repossessed assets with subsequent impairment	3,171	Appraisal of collateral	Appraisal adjustments	-3.5% to -24.1% (-3.9)%
Bank property held for sale with impairment	1,661	Appraisal of collateral or real estate listing price	Appraisal adjustments	-9.0% to -46.1% (-36.1)%

	As of December 31, 2025
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Loans evaluated individually, net of related allowance	$19,604	Appraisal of collateral	Appraisal adjustments	-1.6% to -100.0% (-44.6)%
OREO and other repossessed assets with subsequent impairment	4,409	Appraisal of collateral	Appraisal adjustments	-2.8% to -24.1% (-4.5)%
Bank property held for sale with impairment	1,855	Appraisal of collateral or real estate listing price	Appraisal adjustments	-9.0% to -58.0% (-39.4)%
First Busey Corporation (BUSE) | 53

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Financial Assets and Financial Liabilities That Are Not Carried at Fair Value
Fair values of financial instruments that are not carried at fair value on Busey’s Consolidated Balance Sheets (Unaudited) were estimated as follows:

	As of March 31, 2026		As of December 31, 2025
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Level 1 inputs:
Cash and cash equivalents	$288,462	$288,462	$280,227	$280,227
Level 2 inputs:
Interest-bearing time deposits in other banks	13,725	11,791	13,825	11,880
Debt securities held to maturity	725,540	601,074	746,385	625,957
Loans held for sale	5,224	5,255	5,752	5,886
Restricted bank stock	81,722	81,722	77,006	77,006
Accrued interest receivable	73,110	73,110	71,788	71,788
Level 3 inputs:
Portfolio loans, net	13,290,836	13,356,367	13,393,776	13,472,907
Mortgage servicing rights	1,577	5,239	1,459	5,176
Other servicing rights	2,086	2,265	2,086	2,193

Financial liabilities
Level 2 inputs:
Time deposits	$2,366,141	$2,358,640	$2,429,890	$2,425,290
Securities sold under agreements to repurchase	156,364	156,364	166,929	166,929
Short-term borrowings	170,000	170,000	—	—
Long-term borrowings	123,466	122,835	113,806	113,853
Junior subordinated debt owed to unconsolidated trusts	77,400	73,037	77,328	71,407
Accrued interest payable	26,186	26,186	25,372	25,372
Level 3 inputs:
Subordinated notes, net of unamortized issuance costs	99,499	96,750	99,395	94,500
First Busey Corporation (BUSE) | 54

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 14. EARNINGS PER COMMON SHARE
Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding, which include DSUs that are vested but not delivered. Net income available to common stockholders is net income less dividends that have been declared on Busey’s preferred stock (all of which is non-cumulative). Diluted earnings per common share is computed using the treasury stock method and reflects the potential dilution that could occur if shares were issued for Busey’s outstanding equity-based awards.
Earnings per common share have been computed as follows:

	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2026	2025[1]
Net income (loss)	$49,981	$(29,990)
Dividends on preferred stock	(4,589)	—
Net income (loss) available to common stockholders	$45,392	$(29,990)

Weighted average number of common shares outstanding, basic	86,692,001	68,517,647
Dilutive effect of outstanding equity-based awards	1,139,294	—
Weighted average number of common shares outstanding, diluted	87,831,295	68,517,647

Basic earnings (loss) per common share	$0.52	$(0.44)
Diluted earnings (loss) per common share	$0.52	$(0.44)

Anti-dilutive equity-based awards	—	2,794,422
___________________________________________
1.Since the Company experienced a net loss for the three months ended March 31, 2025, the inclusion of all potential common shares outstanding would have been anti-dilutive, so diluted loss per common share was the same as basic loss per common share.
NOTE 15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present changes in AOCI by component, net of tax:

	Three Months Ended March 31, 2026
(dollars in thousands)	Unrealized Gains (Losses) on Debt Securities Available For Sale	Unrecognized Gains (Losses) on Debt Securities Held to Maturity	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance, December 31, 2025	$(98,693)	$(18,164)	$(7,616)	$(124,473)
Unrealized holding gains (losses), net	(10,068)	—	(2,783)	(12,851)
Amounts reclassified from AOCI, net	(18)	—	1,052	1,034
Amortization of unrecognized losses on securities transferred to held to maturity	—	737	—	737
Balance, March 31, 2026	$(108,779)	$(17,427)	$(9,347)	$(135,553)
First Busey Corporation (BUSE) | 55

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended March 31, 2025
(dollars in thousands)	Unrealized Gains (Losses) on Debt Securities Available For Sale	Unrecognized Gains (Losses) on Debt Securities Held to Maturity	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance, December 31, 2024	$(165,680)	$(21,554)	$(19,805)	$(207,039)
Unrealized holding gains (losses), net	16,581	—	4,641	21,222
Amounts reclassified from AOCI, net	11,374	—	1,505	12,879
Amortization of unrecognized losses on securities transferred to held to maturity	—	128	—	128
Balance, March 31, 2025	$(137,725)	$(21,426)	$(13,659)	$(172,810)
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
Busey Bank has 80 banking centers located throughout Illinois; the St. Louis, Missouri MSA; southwest Florida; Indianapolis, Indiana; the Dallas-Fort Worth MSA; the Kansas City MSA; Wichita, Kansas; Oklahoma City and Tulsa, Oklahoma; Phoenix and Tucson, Arizona; Denver and Colorado Springs, Colorado; and Clayton, New Mexico.
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
First Busey Corporation (BUSE) | 56

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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
Segment Financial Information
The segment financial information provided below has been derived from information used by management to monitor and manage Busey’s financial performance. The accounting policies of Busey’s operating segments are the same as those described in the summary of significant accounting policies in “Note 1. Significant Accounting Policies” of Busey’s 2025 Annual Report. Busey accounts for intersegment revenue and transfers at current market prices.
Goodwill and total assets are summarized below by operating segment. The “other” category included in the tables below consists of the parent company and the elimination of intercompany transactions:

	As of March 31, 2026
(dollars in thousands)	Banking	Wealth Management	FirsTech	Other	Total
Goodwill	$359,263	$14,108	$8,992	$—	$382,363
Total assets	17,835,924	155,714	44,964	20	18,036,622

	As of December 31, 2025
(dollars in thousands)	Banking	Wealth Management	FirsTech	Other	Total
Goodwill	$360,180	$14,108	$8,992	$—	$383,280
Total assets	17,880,797	152,422	45,373	26,144	18,104,736
First Busey Corporation (BUSE) | 57

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Financial results by operating segment, including significant expense categories provided to the chief operating decision maker, are summarized below:

	Three Months Ended March 31, 2026
(dollars in thousands)	Banking	Wealth Management	FirsTech	Other	Total
Interest income	$225,407	$—	$—	$78	$225,485
Intersegment interest income	—	—	15	(15)	—
Interest expense	68,874	—	—	2,642	71,516
Intersegment interest expense	504	—	—	(504)	—
Net interest income	156,029	—	15	(2,075)	153,969
Provision for credit losses	3,058	—	—	—	3,058
Net interest income after provision for credit losses	152,971	—	15	(2,075)	150,911

Noninterest income
Wealth management fees	—	19,370	—	—	19,370
Payment technology solutions	—	—	5,077	—	5,077
Treasury management services	4,826	—	—	—	4,826
Card services and ATM fees	4,646	—	—	—	4,646
Other service charges on deposit accounts	1,506	—	—	—	1,506
All other noninterest income	7,621	157	—	(938)	6,840
Intersegment noninterest income	2,833	—	561	(3,394)	—
Noninterest income	21,432	19,527	5,638	(4,332)	42,265

Revenue	177,461	19,527	5,653	(6,407)	196,234

Noninterest expense
Salaries, wages, and employee benefits	71,707	8,866	4,657	—	85,230
Data processing	8,182	763	886	33	9,864
Amortization of intangible assets	4,110	181	—	—	4,291
Interchange expense	—	—	1,116	—	1,116
All other noninterest expense	25,682	852	676	1,808	29,018
Intersegment noninterest expense	679	750	540	(1,969)	—
Noninterest expense	110,360	11,412	7,875	(128)	129,519

Income (loss) before income taxes	64,043	8,115	(2,222)	(6,279)	63,657
Income taxes	13,803	1,948	(542)	(1,533)	13,676
Net income (loss)	$50,240	$6,167	$(1,680)	$(4,746)	$49,981
First Busey Corporation (BUSE) | 58

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended March 31, 2025
(dollars in thousands)	Banking	Wealth Management	FirsTech	Other	Total
Interest income	$166,812	$—	$—	$3	$166,815
Intersegment interest income	—	—	13	(13)	—
Interest expense	58,517	—	—	4,567	63,084
Intersegment interest expense	491	—	—	(491)	—
Net interest income	107,804	—	13	(4,086)	103,731
Provision for credit losses	45,593	—	—	—	45,593
Net interest income after provision for credit losses	62,211	—	13	(4,086)	58,138

Noninterest income
Wealth management fees	—	17,364	—	—	17,364
Payment technology solutions	—	—	5,073	—	5,073
Treasury management services	3,017	—	—	—	3,017
Card services and ATM fees	3,709	—	—	—	3,709
Other service charges on deposit accounts	1,533	—	—	—	1,533
All other noninterest income	(9,379)	202	(2)	(294)	(9,473)
Intersegment noninterest income	352	—	345	(697)	—
Noninterest income	(768)	17,566	5,416	(991)	21,223

Revenue	107,036	17,566	5,429	(5,077)	124,954

Noninterest expense
Salaries, wages, and employee benefits	46,726	7,031	2,481	11,325	67,563
Data processing	7,949	593	937	96	9,575
Amortization of intangible assets	2,841	242	—	—	3,083
Interchange expense	—	—	1,343	—	1,343
All other noninterest expense	19,825	737	617	9,287	30,466
Intersegment noninterest expense	4,665	780	369	(5,814)	—
Noninterest expense	82,006	9,383	5,747	14,894	112,030

Income (loss) before income taxes	(20,563)	8,183	(318)	(19,971)	(32,669)
Income taxes	(870)	1,964	(79)	(3,694)	(2,679)
Net income (loss)	$(19,693)	$6,219	$(239)	$(16,277)	$(29,990)
First Busey Corporation (BUSE) | 59

FIRST BUSEY CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
First Busey Corporation (BUSE) | 60

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
SCOPE OF DISCUSSION
The following discussion and analysis are intended to assist readers in understanding Busey’s financial condition and results of operations during the three months ended March 31, 2026, and should be read in conjunction with Busey’s Consolidated Financial Statements (Unaudited) and the related Notes to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report, as well as Busey’s 2025 Annual Report.
BUSINESS
First Busey Corporation is an $18.04 billion financial holding company headquartered in Leawood, Kansas. First Busey Corporation’s common stock is traded on The Nasdaq Global Select Market under the symbol “BUSE,” and its Series B preferred stock is traded on The Nasdaq Global Select Market under the symbol “BUSEP.”
Busey provides a full range of banking, wealth management, and payment technology solutions to individuals and corporate clients through its subsidiaries, Busey Bank and FirsTech.
Banking Center Markets
Busey Bank, headquartered in Champaign, Illinois, serves the banking needs of its customers through 80 banking centers located across five geographical regions and verticals spanning 10 states.

CENTRAL
KANSAS
MISSOURI
OKLAHOMA

MIDWEST
ILLINOIS
INDIANA
MISSOURI

EAST
ILLINOIS
FLORIDA

WEST
COLORADO
ARIZONA
NEW MEXICO

TEXAS
TEXAS

VERTICALS

Life Equity Lending
Structured Finance
Energy Banking
SBA Lending

East Region – Busey Bank serves its East Region through 17 banking centers in the suburban Chicago market and three banking centers located in southwest Florida.
Midwest Region – Busey Bank serves its Midwest Region through 21 banking centers in central Illinois, including six in the Chicago MSA; 20 banking centers in the St. Louis MSA, including eight banking centers in eastern Missouri and 12 banking centers in western Illinois; and one banking center in Indianapolis, Indiana.
First Busey Corporation (BUSE) | 61

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
Central Region – Busey Bank serves its Central Region through three banking centers in the Kansas City MSA, including two locations in Leawood, Kansas and one in Kansas City, Missouri; one banking center in Wichita, Kansas; and three banking centers in Oklahoma, including two in Oklahoma City and one in Tulsa.
Texas Region – Busey Bank serves its Texas Region through four banking centers across the Dallas-Fort Worth MSA, including locations in Dallas, Frisco, and Fort Worth, Texas.
West Region – Busey Bank serves its West region through three banking centers in Arizona, located in Phoenix and Tucson; three banking centers in Colorado, located in Denver and Colorado Springs; and one banking center in Clayton, New Mexico.
Verticals – Transcending geographical boundaries, Busey operates in several industry verticals, including Life Equity Lending, Structured Finance, Energy Banking, and SBA Lending.
Busey's Conservative Banking Strategy
Busey’s financial strength is built on a long-term conservative operating approach. The quality of Busey’s core deposit1 franchise is a critical value driver of the institution. Busey remains substantially core deposit funded, with robust liquidity. As of March 31, 2026, Busey’s loan to deposit ratio was 91.3% and core deposits represented 93.7% of total deposits. Busey maintains sufficient on- and off-balance sheet liquidity to manage deposit fluctuations and the liquidity needs of its customers.
Busey’s credit performance reflects its highly diversified, conservatively underwritten loan portfolio. Busey’s approach to lending and its underwriting standards are designed to emphasize relationship banking rather than transactional banking. In addition, as a matter of both policy and practice, Busey limits concentration exposures in any particular loan segment.
Busey’s conservative banking strategy is reflected in the strength of its capital base. Busey strives to consistently maintain capital ratios well in excess of thresholds required to be designated as well capitalized by applicable regulatory guidelines, thereby ensuring financial strength and flexibility across economic and operating cycles. As of March 31, 2026, Busey’s leverage ratio of Tier 1 capital to average assets was 11.9%, its common equity Tier 1 capital to risk weighted assets ratio was 12.3%, and its total capital to risk weighted assets ratio was 15.9%.
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
Further information regarding Busey’s acquisitions is provided in Note 2. Business Combinations in the Notes to the Consolidated Financial Statements (Unaudited).
1 Core deposits is a non-GAAP financial measure. For a reconciliation of non-GAAP measures to the most directly comparable GAAP financial measures, see “Non-GAAP Financial Information” included in this MD&A.
First Busey Corporation (BUSE) | 62

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
RESULTS OF OPERATIONS — THREE MONTHS ENDED MARCH 31, 2026
Net Income
Results of Busey’s operations, by operating segment, are presented below:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Net income (loss)
Banking	$50,240	$(19,693)
Wealth Management	6,167	6,219
FirsTech	(1,680)	(239)
Other	(4,746)	(16,277)
Net income (loss)	$49,981	$(29,990)
First Busey Corporation (BUSE) | 63

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

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Pre-tax non-GAAP adjustments to net income by income/expense category
Net securities (gains) losses	$940	$15,768
Provision for credit losses[1]	—	45,572
Salaries, wages, and employee benefits	16,124	15,878
Data processing	80	2,302
Professional fees	119	7,294
Other noninterest expense[1]	377	552
Total pre-tax non-GAAP adjustments to net income	$17,640	$87,366

Pre-tax non-GAAP adjustments to net income by business objective
Net securities (gains) losses[2]	$940	$15,768
Initial provision for credit losses[3]	—	45,572
Other acquisition (income) expenses[4]	5,244	26,026
Restructuring expenses[5]	11,456	—
Total pre-tax non-GAAP adjustments to net income	$17,640	$87,366
___________________________________________
1.Beginning in the second quarter of 2025, Busey revised its presentation, for all periods presented, to reclassify the provision for unfunded commitments from other noninterest expense to the provision for credit losses.
2.During the three months ended March 31, 2025, Busey sold available for sale debt securities with a book value of approximately $205.6 million for a pre-tax loss of $15.5 million and related estimated tax benefit of $4.3 million, as part of a balance sheet repositioning strategy.
3.During the three months ended March 31, 2025, in connection with the CrossFirst acquisition, Busey’s recorded expense for the initial provision for credit losses consisting of a Day 2 provision for loan losses of $42.4 million, and a Day 2 provision for unfunded commitments of $3.1 million.
4.Other acquisition expenses related to the acquisition of CrossFirst, which was completed on March 1, 2025. Final expenses for the acquisition of M&M were also included for 2025.
5.Restructuring expenses were incurred in connection with the execution on additional synergies identified in the first quarter of 2026 related to the CrossFirst acquisition and also in connection with the previously announced departure of Michael J. Maddox.
A reconciliation of non-GAAP measures, which Busey believes facilitates the assessment of its financial results and peer comparability, is included in tabular form in this MD&A. See “Non-GAAP Financial Information.”
First Busey Corporation (BUSE) | 64

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
Operating Performance Metrics
Operating performance metrics presented in the table below have been derived from information used by management to monitor and manage Busey’s financial performance:

	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2026	2025
Net income (loss) (GAAP)	$49,981	$(29,990)
Adjusted net income (Non-GAAP)[1]	$63,211	$39,898

Net income (loss) available to common stockholders (GAAP)	$45,392	$(29,990)
Adjusted net income available to common stockholders (Non-GAAP)[1]	$58,622	$39,898

Diluted earnings (loss) per common share (GAAP)	$0.52	$(0.44)
Adjusted diluted earnings per common share (Non-GAAP)[1]	$0.67	$0.57

Return on average assets (Non-GAAP)[1,2]	1.12%	(0.82)%
Adjusted return on average assets (Non-GAAP)[1,2]	1.42%	1.09%

Return on average tangible common equity (Non-GAAP)[1,2]	11.10%	(7.38)%
Adjusted return on average tangible common equity (Non-GAAP)[1,2]	14.12%	11.25%

Pre-provision net revenue (Non-GAAP)[1,3]	$67,655	$28,692
Adjusted pre-provision net revenue (Non-GAAP)[1,3]	$84,355	$54,718

Pre-provision net revenue to average total assets (Non-GAAP)[1,2,3]	1.52%	0.78%
Adjusted pre-provision net revenue to average total assets (Non-GAAP)[1,2,3]	1.89%	1.50%
___________________________________________
1.For a reconciliation of non-GAAP measures to the most directly comparable GAAP financial measures, see “Non-GAAP Financial Information,” included in this MD&A.
2.Annualized measure.
3.Beginning in the second quarter of 2025, Busey revised its presentation, for all periods presented, to reclassify the provision for unfunded commitments so that it is now included within the provision for credit losses, affecting the calculation of pre-provision net revenue and related measures and ratios.
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
First Busey Corporation (BUSE) | 65

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
Consolidated Average Balance Sheets and Net Interest Margins
The table below presents Busey’s Consolidated Average Balance Sheets, summarizing average balances for each major category of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for interest-bearing liabilities, and the related interest yields for the periods indicated. Average information is provided on a daily average basis:
First Busey Corporation (BUSE) | 66

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2026			2025
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate[5]	Average Balance	Income/ Expense	Yield/ Rate[5]
Assets
Interest-bearing bank deposits and federal funds sold	$139,204	$1,222	3.56%	$688,233	$7,584	4.47%
Investment securities:
U.S. Government obligations	110,353	1,387	5.10%	41,729	503	4.89%
Obligations of states and political subdivisions	265,436	2,820	4.31%	192,984	1,531	3.22%
Other securities	2,542,451	19,082	3.04%	2,547,722	17,076	2.72%
Restricted bank stock	81,619	880	4.37%	51,146	759	6.02%
Loans held for sale	5,072	73	5.84%	3,443	55	6.48%
Portfolio loans[1,2]	13,521,631	200,898	6.03%	9,838,337	139,844	5.76%
Total interest-earning assets[1,3]	16,665,766	$226,362	5.51%	13,363,594	$167,352	5.08%

Cash and due from banks	163,897			172,788
Premises and equipment	193,830			140,490
ACL	(175,402)			(131,800)
Other assets	1,212,129			1,286,226
Total assets	$18,060,220			$14,831,298

Liabilities and stockholders’ equity
Interest-bearing transaction deposits	$3,124,068	$12,505	1.62%	$2,646,916	$10,928	1.67%
Savings and money market deposits	5,687,520	31,964	2.28%	4,443,528	27,592	2.52%
Time deposits	2,409,136	21,557	3.63%	2,052,337	18,792	3.71%
Federal funds purchased and repurchase agreements	160,822	896	2.26%	144,838	876	2.45%
Borrowings[4]	314,611	3,332	4.30%	264,615	3,541	5.43%
Junior subordinated debt issued to unconsolidated trusts	77,354	1,262	6.62%	75,607	1,355	7.27%
Total interest-bearing liabilities	11,773,511	$71,516	2.46%	9,627,841	$63,084	2.66%

Net interest spread[1]			3.05%			2.42%

Noninterest-bearing deposits	3,536,830			3,036,127
Other liabilities	279,607			232,254
Stockholders’ equity	2,470,272			1,935,076
Total liabilities and stockholders’ equity	$18,060,220			$14,831,298

Interest income / earning assets[1,3]	$16,665,766	$226,362	5.51%	$13,363,594	$167,352	5.08%
Interest expense / earning assets	16,665,766	71,516	1.74%	13,363,594	63,084	1.92%
Net interest margin[1]		$154,846	3.77%		$104,268	3.16%
___________________________________________
1.On a tax-equivalent basis and assuming a federal income tax rate of 21.0%. For a reconciliation of non-GAAP measures to the most directly comparable GAAP financial measures, see “Non-GAAP Financial Information,” included in this MD&A.
2.Non-accrual loans are included in average portfolio loans.
3.Interest income includes tax-equivalent adjustments of $0.9 million and $0.5 million for the three months ended March 31, 2026 and 2025, respectively.
4.Includes short-term and long-term borrowings. Interest expense includes non-usage fees on a revolving loan.
5.Annualized.
First Busey Corporation (BUSE) | 67

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
Notable changes in average assets and average liabilities are summarized as follows:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025	Change	% Change
Average interest-earning assets	$16,665,766	$13,363,594	$3,302,172	24.7%
Average interest-bearing liabilities	11,773,511	9,627,841	2,145,670	22.3%
Average noninterest-bearing deposits	3,536,830	3,036,127	500,703	16.5%

Total average deposits	14,757,554	12,178,908	2,578,646	21.2%
Total average liabilities	15,589,948	12,896,222	2,693,726	20.9%

Average noninterest-bearing deposits as a percent of total average deposits	24.0%	24.9%	(90) bps
Total average deposits as a percent of total average liabilities	94.7%	94.4%	30 bps
Changes in net interest income and net interest margin are summarized as follows:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025	Change	% Change
Net interest income
Interest income, on a tax-equivalent basis[1]	$226,362	$167,352	$59,010	35.3%
Interest expense	(71,516)	(63,084)	(8,432)	(13.4)%
Net interest income, on a tax-equivalent basis[1]	$154,846	$104,268	$50,578	48.5%

Net interest margin[1,2]	3.77%	3.16%	61 bps
___________________________________________
1.Assuming a federal income tax rate of 21.0%. For a reconciliation of non-GAAP measures to the most directly comparable GAAP financial measures, see “Non-GAAP Financial Information,” included in this MD&A.
2.Net interest income expressed as a percentage of average earning assets, stated on a tax-equivalent basis.
Busey continues to evaluate and execute off-balance sheet hedging and balance sheet strategies as well as embedding rate protection in our asset originations to provide consistent and predictable net interest income performance across different interest rate environments. Busey continues to execute various deposit campaigns to attract term funding and savings accounts at a lower rate than our marginal cost of funds.
Net interest spread represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, and is presented in the table below:

	Three Months Ended March 31,
	2026	2025
Net interest spread[1]	3.05%	2.42%
___________________________________________
1.Net interest spread is calculated on a tax-equivalent basis.
First Busey Corporation (BUSE) | 68

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
Annualized net interest margins for the quarterly periods indicated were as follows:

	2026	2025
First Quarter	3.77%	3.16%
Second Quarter		3.49%
Third Quarter		3.58%
Fourth Quarter		3.71%
Management attempts to mitigate the effects of an unpredictable interest-rate environment through effective portfolio management, prudent loan underwriting and pricing discipline, and operational efficiencies. For a description of accounting policies underlying the recognition of interest income and expense, refer to the Notes to Consolidated Financial Statements in Busey’s 2025 Annual Report.
Noninterest Income
Changes in noninterest income are summarized in the table below:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025	Change	% Change
Noninterest income
Wealth management fees	$19,370	$17,364	$2,006	11.6%
Payment technology solutions	5,077	5,073	4	0.1%
Treasury management services	4,826	3,017	1,809	60.0%
Card services and ATM fees	4,646	3,709	937	25.3%
Other service charges on deposit accounts	1,506	1,533	(27)	(1.8)%
Mortgage revenue	438	329	109	33.1%
Income on bank owned life insurance	1,616	1,446	170	11.8%

Securities income:
Realized net gains (losses) on securities	23	(15,537)	15,560	100.1%
Unrealized net gains (losses) recognized on equity securities	(963)	(231)	(732)	(316.9)%
Net securities gains (losses)	(940)	(15,768)	14,828	94.0%

Other noninterest income	5,726	4,520	1,206	26.7%
Total noninterest income	$42,265	$21,223	$21,042	99.1%

Assets under care as of period end	$15,647,250	$13,677,866	$1,969,384	14.4%
Total noninterest income provided $42.3 million for the three months ended March 31, 2026, an increase of 99.1% from the comparable period in 2025. During the first quarter of 2025, Busey executed a strategic balance sheet repositioning resulting in a securities loss of $15.5 million. Whereas the first quarter of 2026 included a full quarter of income as a larger organization after the acquisition of CrossFirst, the first quarter of 2025 included only one month of income from CrossFirst following the acquisition, which was completed on March 1, 2025. Busey continues to benefit from its diverse set of product offerings.
First Busey Corporation (BUSE) | 69

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
Wealth management fees provided income of $19.4 million for the three months ended March 31, 2026, an increase of 11.6% from the comparable period for 2025, primarily due to increases in trust fee income. Busey’s Wealth Management division ended the first quarter of 2026 with $15.65 billion in assets under care, an increase of 14.4% compared to the balance on March 31, 2025. Busey’s portfolio management team continues to focus on long-term returns and managing risk in the face of volatile markets.
Income from payment technology solutions derives from Busey’s payment processing company, FirsTech. Payment technology solutions provided income of $5.1 million for the three months ended March 31, 2026, an increase of 0.1% from the comparable period in 2025.
Treasury management services, which consist primarily of business analysis charges and wire transfer fees on commercial accounts, provided income of $4.8 million for the three months ended March 31, 2026, representing an increase of 60.0% from the comparable period in 2025, primarily due to the addition of CrossFirst commercial services.
Card services and ATM fees, which include both commercial and consumer accounts, provided income of $4.6 million for the three months ended March 31, 2026, representing an increase of 25.3% from the comparable period in 2025, primarily due to the addition of CrossFirst corporate card services.
Other service charges on deposit accounts provided income of $1.5 million for the three months ended March 31, 2026, representing a decrease of 1.8% from the comparable period in 2025, primarily as a result of lower non-sufficient fund charges.
Mortgage revenue provided $0.4 million for the three months ended March 31, 2026, representing an increase of 33.1% from the comparable period in 2025. General economic conditions and interest rate volatility may impact future mortgage revenue.
Income on bank owned life insurance provided $1.6 million for the three months ended March 31, 2026, representing an increase of 11.8% from the comparable period in 2025, which included an increase of $0.4 million on the cash surrender value of the policies and a decrease of $0.2 million in earnings on death proceeds.
Net securities losses of $0.9 million were realized during the three months ended March 31, 2026, representing a decrease of 94.0% from the net securities losses realized during the comparable period in 2025. Losses in 2025 were elevated due to the aforementioned strategic balance sheet repositioning.
Other noninterest income provided $5.7 million for the three months ended March 31, 2026, representing an increase of 26.7% from the comparable period in 2025. Increases were primarily attributable to swap origination, syndication, and other loan fees, offset by declines in OREO and private equity income.
First Busey Corporation (BUSE) | 70

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
Noninterest Expense
Changes in noninterest expense are summarized in the table below:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025	Change	% Change
Noninterest expense
Salaries, wages, and employee benefits	$85,230	$67,563	$17,667	26.1%
Data processing	9,864	9,575	289	3.0%

Premises expenses:
Net occupancy expense of premises	7,652	5,799	1,853	32.0%
Furniture and equipment expenses	2,177	1,744	433	24.8%
Combined, net occupancy expense of premises and furniture and equipment expenses	9,829	7,543	2,286	30.3%

Professional fees	3,239	9,511	(6,272)	(65.9)%
Amortization of intangible assets	4,291	3,083	1,208	39.2%
Interchange expense	1,116	1,343	(227)	(16.9)%
FDIC insurance	2,451	2,167	284	13.1%
Other noninterest expense[1]	13,499	11,245	2,254	20.0%
Total noninterest expense[1]	$129,519	$112,030	$17,489	15.6%

Income taxes	$13,676	$(2,679)	$16,355	610.5%
Effective income tax rate	21.5%	8.2%	1,330 bps

Efficiency ratio (Non-GAAP)[2]	54.8%	58.7%	(390) bps

Full-time equivalent associates as of period-end	1,832	1,965	(133)	(6.8)%
___________________________________________
1.Beginning in the second quarter of 2025, Busey revised its presentation, for all periods presented, to reclassify the provision for unfunded commitments from other noninterest expense to the provision for credit losses.
2.The efficiency ratio is a non-GAAP financial measure. For a reconciliation of non-GAAP measures to the most directly comparable financial GAAP measures, see “Non-GAAP Financial Information” included in this MD&A.
Total noninterest expense amounted to $129.5 million for the three months ended March 31, 2026, representing an increase of 15.6% from the comparable period in 2025, with the increases primarily attributable to increased salaries, wages, and employee benefits and other noninterest expense, partially offset by declines in professional fees.
Salaries, wages, and employee benefits totaled $85.2 million for the three months ended March 31, 2026, representing an increase of 26.1% from the comparable period in 2025. Excluding acquisition and restructuring expenses, which include severance, retention, and stock-based compensation expenses related to the CrossFirst acquisition, salaries, wages, and employee benefits totaled $69.1 million for the three months ended March 31, 2026, representing an increase of 33.7% from the comparable period in 2025. Busey’s associate base and footprint broadened in connection with the CrossFirst acquisition, which was completed on March 1, 2025, affecting one month of the first quarter of 2025 and all three months of the first quarter of 2026.
Data processing expense totaled $9.9 million for the three months ended March 31, 2026, representing an increase of 3.0% from the comparable period in 2025. Increases were primarily attributable to Company-wide investments in technology enhancements, as well as inflation-driven price increases.
First Busey Corporation (BUSE) | 71

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
Combined, net occupancy expense of premises and furniture and equipment expense totaled $9.8 million for the three months ended March 31, 2026, representing an increase of 30.3% from the comparable period in 2025. Primary cost drivers in these expense categories include lease costs, repairs and maintenance, depreciation expense, real estate taxes, and utilities. Expense growth resulted primarily from the addition of banking centers assumed in the CrossFirst acquisition, as well as new banking centers opened in 2025 and the first quarter of 2026.
Professional fees totaled $3.2 million for the three months ended March 31, 2026, representing a decrease of 65.9% from the comparable period in 2025, primarily as a result of increases in professional fees to execute the CrossFirst acquisition. Excluding acquisition and restructuring expenses, professional fees totaled $3.1 million for the three months ended March 31, 2026, representing an increase of 40.7% from the comparable period in 2025, due to increases in consulting costs and audit and accounting costs, partially offset by declines in legal costs.
Amortization of intangible assets totaled $4.3 million for the three months ended March 31, 2026, representing an increase of 39.2% from the comparable period for 2025. The CrossFirst acquisition added $81.8 million of finite-lived intangible assets. Busey uses an accelerated amortization methodology.
Interchange expense totaled $1.1 million for the three months ended March 31, 2026, representing a decrease of 16.9% from the comparable period in 2025. Fluctuations in interchange expense relate to payment and volume activity at FirsTech.
FDIC insurance expense totaled $2.5 million for the three months ended March 31, 2026, representing an increase of 13.1% from the comparable period in 2025. Additional FDIC insurance assessments were the result of Busey’s growth in average assets in connection with the CrossFirst acquisition.
Other noninterest expense totaled $13.5 million for the three months ended March 31, 2026, representing an increase of 20.0% from the comparable period in 2025. Significant drivers of the increase included business development costs, software amortization, and loan expenses, impacted by the timing of the CrossFirst acquisition.
Efficiency Ratio
The efficiency ratio2, which is a measure commonly used by management and the banking industry, measures the amount of expense incurred to generate a dollar of revenue. Busey’s efficiency ratio was 54.8% for the three months ended March 31, 2026, compared to 58.7% for the same period in 2025.
Taxes
Busey’s effective income tax rate was 21.5% for the three months ended March 31, 2026, which is lower than the combined federal and state statutory rate of approximately 26%, primarily due to tax exempt interest income, apportionment changes, and investments in various income tax credits. Busey continues to monitor evolving federal and state tax legislation and its potential impact on operations on an ongoing basis. As of March 31, 2026, Busey was under examination by the Illinois Department of Revenue for M&M’s tax filings for the tax years 2022 and 2023.
2 The efficiency ratio is a non-GAAP financial measure. For a reconciliation of non-GAAP measures to the most directly comparable GAAP financial measures, see “Non-GAAP Financial Information” included in this MD&A.
First Busey Corporation (BUSE) | 72

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
FINANCIAL CONDITION
Balance Sheet
Changes in significant items on Busey’s Consolidated Balance Sheets (Unaudited) are summarized in the table below:

	As of
(dollars in thousands)	March 31, 2026	December 31, 2025	Change	% Change
Assets
Debt securities available for sale	$2,215,267	$2,162,548	$52,719	2.4%
Debt securities held to maturity	725,540	746,385	(20,845)	(2.8)%
Portfolio loans, net of ACL	13,290,836	13,393,776	(102,940)	(0.8)%
Total assets	18,036,622	18,104,736	(68,114)	(0.4)%

Liabilities
Deposits:
Noninterest-bearing	3,526,036	3,659,421	(133,385)	(3.6)%
Interest-bearing	11,210,024	11,246,537	(36,513)	(0.3)%
Total deposits	14,736,060	14,905,958	(169,898)	(1.1)%
Securities sold under agreements to repurchase	156,364	166,929	(10,565)	(6.3)%
Short-term borrowings	170,000	—	170,000	N/A
Long-term borrowings	123,466	113,806	9,660	8.5%
Subordinated notes, net of unamortized issuance costs	99,499	99,395	104	0.1%
Junior subordinated debt owed to unconsolidated trusts	77,400	77,328	72	0.1%
Total liabilities	15,623,600	15,635,754	(12,154)	(0.1)%

Stockholders’ equity	2,413,022	2,468,982	(55,960)	(2.3)%
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
First Busey Corporation (BUSE) | 73

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
Busey Bank’s lending can be summarized into five primary lending activities, which can be further categorized as either commercial or retail lending. Commercial lending activities consist of C&I and other commercial loans, CRE loans, and real estate construction loans while retail lending activities consist of retail real estate loans and retail other loans. A description of each of the five primary lending activities can be found in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Portfolio Loans” of Busey’s 2025 Annual Report.
Portfolio Composition
The composition of Busey’s loan portfolio as of the dates indicated, as well as changes in portfolio loan balances, were as follows:

	As of
(dollars in thousands)	March 31, 2026	December 31, 2025	Change	% Change
Commercial loans
C&I and other commercial	$4,124,737	$4,229,208	$(104,471)	(2.5)%
CRE	5,566,044	5,550,018	16,026	0.3%
Real estate construction	1,052,505	1,039,289	13,216	1.3%
Total commercial loans	10,743,286	10,818,515	(75,229)	(0.7)%
Retail loans
Retail real estate	2,119,621	2,154,616	(34,995)	(1.6)%
Retail other	596,983	594,668	2,315	0.4%
Total retail loans	2,716,604	2,749,284	(32,680)	(1.2)%
Total portfolio loans	13,459,890	13,567,799	(107,909)	(0.8)%
ACL	(169,054)	(174,023)	4,969	(2.9)%
Portfolio loans, net	$13,290,836	$13,393,776	$(102,940)	(0.8)%
Seasonally slow new production and payoff headwinds contributed to anticipated declines in portfolio loan balances during the three months ended March 31, 2026.
First Busey Corporation (BUSE) | 74

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
Concentration of Credit Risk
As a matter of policy and practice, Busey limits the level of concentration exposure in any particular loan segment with the goal of maintaining a well-diversified loan portfolio. The following table presents the percentage of total portfolio loans for each lending activity:

	As of
	March 31, 2026	December 31, 2025
Commercial loans
C&I and other commercial	30.7%	31.2%
CRE	41.4%	40.9%
Real estate construction	7.8%	7.6%
Total commercial loans	79.9%	79.7%
Retail loans
Retail real estate	15.7%	15.9%
Retail other	4.4%	4.4%
Total retail loans	20.1%	20.3%
Total portfolio loans	100.0%	100.0%
Busey Bank originates loans across its regional operating model and through its specialty product lines, as described below:
•East – Suburban Chicago markets and southwest Florida
•Midwest – Central Illinois, the St. Louis MSA, and Indianapolis, Indiana
•Central – The Kansas City MSA, central Kansas, and Oklahoma
•Texas – The Dallas-Fort Worth MSA
•West – Colorado, New Mexico, and Arizona
•Verticals – Busey’s Life Equity Lending, Structured Finance, Energy Banking, and SBA Lending products
The distribution of Busey Bank loans outstanding that were originated in each of these markets is presented in the tables below:

	As of March 31, 2026
(dollars in thousands)	C&I and other commercial	CRE	Real estate construction	Retail real estate	Retail other	Total
Loans by region of origination
East	$684,137	$1,192,985	$87,345	$521,508	$66,993	$2,552,968
Midwest	1,199,443	2,103,352	270,008	1,033,902	11,133	4,617,838
Central	587,666	786,158	220,228	358,188	13,105	1,965,345
Texas	573,603	780,103	286,489	110,241	144	1,750,580
West	245,709	550,422	172,890	83,341	316	1,052,678
Verticals	834,179	153,024	15,545	12,441	505,292	1,520,481
Total portfolio loans	$4,124,737	$5,566,044	$1,052,505	$2,119,621	$596,983	13,459,890
ACL						(169,054)
Portfolio loans, net of ACL						$13,290,836
First Busey Corporation (BUSE) | 75

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

	As of December 31, 2025
(dollars in thousands)	C&I and other commercial	CRE	Real estate construction	Retail real estate	Retail other	Total
Loans by region of origination[1]
East	$658,068	$1,173,323	$86,972	$521,515	$79,430	$2,519,308
Midwest	1,281,283	2,078,637	294,267	1,070,395	7,654	4,732,236
Central	621,370	828,888	206,332	359,062	13,220	2,028,872
Texas	592,692	786,899	276,881	110,746	3,215	1,770,433
West	244,347	525,820	155,017	80,558	483	1,006,225
Verticals	831,448	156,451	19,820	12,340	490,666	1,510,725
Total portfolio loans	$4,229,208	$5,550,018	$1,039,289	$2,154,616	$594,668	13,567,799
ACL						(174,023)
Portfolio loans, net of ACL						$13,393,776
___________________________________________
1.In 2026, Busey moved all of its banking centers in the St. Louis MSA from its East region to its Midwest region. In addition, Busey adjusted its methodology for allocation of purchase accounting, loan fees, and clearings.
Commercial Real Estate Loans
CRE loans comprised 41.4% of Busey’s total loan portfolio as of March 31, 2026, and CRE properties were 25.9% owner occupied. Owner occupied commercial real estate is generally dependent on the performance of the borrowers’ businesses, whereas non-owner occupied commercial real estate is generally reliant on property cash flows generated by third-party tenants.

	As of
(dollars in thousands)	March 31, 2026		December 31, 2025
CRE by Occupancy
Non-owner occupied CRE	$4,125,785	74.1%	$4,118,361	74.2%
Owner occupied CRE	1,440,259	25.9%	1,431,657	25.8%
CRE	$5,566,044	100.0%	$5,550,018	100.0%
First Busey Corporation (BUSE) | 76

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
CRE loans are made across a variety of industries, as depicted in the table below. Balances reflected in the table below do not include loan origination fees or costs, purchase accounting adjustments, SBA discounts, or negative escrow amounts.

	As of March 31, 2026
	CRE Loans	Occupied By		% of CRE Loans That Are Owner Occupied
(dollars in thousands)		Non-Owner	Owner
Industrial and warehousing	$1,237,363	$745,152	$492,211	39.8%
Apartments	864,840	864,653	187	—%
Retail	860,313	749,893	110,420	12.8%
Traditional office	676,774	466,720	210,054	31.0%
Specialty	538,308	211,185	327,123	60.8%
Hotel	331,816	327,145	4,671	1.4%
Medical office	284,498	134,362	150,136	52.8%
Student housing	274,269	274,154	115	—%
Restaurant	154,305	37,615	116,690	75.6%
Self-Storage	150,964	146,589	4,375	2.9%
Senior housing	148,640	144,615	4,025	2.7%
Nursing homes	46,999	45,627	1,372	2.9%
Healthcare	20,174	20,000	174	0.9%
Group homes	4,947	3,544	1,403	28.4%
Continuing Care Facilities	2,952	2,952	—	—%
Land acquisition and development	91	—	91	100.0%
Other	833	378	455	54.6%
Total	$5,598,086	$4,174,584	$1,423,502	25.4%
Allowance for Credit Losses and Provision for Loan Losses
The ACL is a significant estimate on Busey’s unaudited consolidated financial statements, affecting both earnings and capital. The ACL is recorded in accordance with GAAP to provide an adequate reserve for expected credit losses that is reflective of management’s best estimate of what is expected to be collected. Estimates of credit losses are based on a careful consideration of all significant factors affecting the collectability as of the evaluation date. The ACL is established through the provision for loan losses, charged to income. Provision expenses for loan losses were recorded as follows:

		Three Months Ended March 31,
(dollars in thousands)	Location	2026	2025[1]
Provision for loan losses	Provision for credit losses	$2,393	$42,452
___________________________________________
1.The three months ended March 31, 2025, included $42.4 million of provision for loan losses expense recorded to establish an initial allowance for non-PCD loans immediately following the close of the CrossFirst acquisition in accordance with ASC 326-20-30-15.
First Busey Corporation (BUSE) | 77

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
The ACL and the ratio of ACL to portfolio loan balances is presented below by lending activity:

	As of March 31, 2026			As of December 31, 2025
(dollars in thousands)	Portfolio Loans	ACL	Ratio of ACL to Portfolio Loans	Portfolio Loans	ACL	Ratio of ACL to Portfolio Loans
Commercial
C&I and other commercial	$4,124,737	$57,804	1.40%	$4,229,208	$61,370	1.45%
CRE	5,566,044	70,100	1.26%	5,550,018	70,328	1.27%
Real estate construction	1,052,505	12,588	1.20%	1,039,289	11,568	1.11%
Total commercial	10,743,286	140,492	1.31%	10,818,515	143,266	1.32%
Retail
Retail real estate	2,119,621	27,140	1.28%	2,154,616	29,178	1.35%
Retail other	596,983	1,422	0.24%	594,668	1,579	0.27%
Total retail	2,716,604	28,562	1.05%	2,749,284	30,757	1.12%
Total	$13,459,890	$169,054	1.26%	$13,567,799	$174,023	1.28%
As of March 31, 2026, Busey management believed the level of the allowance to be appropriate based upon the information available. However, additional losses may be identified in the loan portfolio as new information is obtained. Factors that influence Busey’s calculation of its ACL include changes in economic conditions and forecasts, originated and acquired loan portfolio composition, credit performance trends, portfolio duration, and other factors.
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
First Busey Corporation (BUSE) | 78

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
The following table sets forth information concerning non-performing assets and asset quality ratios:

	As of
(dollars in thousands)	March 31, 2026	December 31, 2025	Change	% Change
Total assets	$18,036,622	$18,104,736	$(68,114)	(0.4)%
Portfolio loans	13,459,890	13,567,799	(107,909)	(0.8)%
Loans 30 – 89 days past due	17,465	16,475	990	6.0%

Non-performing assets
Non-performing loans:
Non-accrual loans	$45,799	$51,198	$(5,399)	(10.5)%
Loans 90+ days past due and still accruing	812	2,288	(1,476)	(64.5)%
Total non-performing loans	46,611	53,486	(6,875)	(12.9)%
OREO and other repossessed assets	3,337	4,626	(1,289)	NM
Total non-performing assets	49,948	58,112	(8,164)	(14.0)%
Substandard (excludes 90+ days past due)	166,467	116,402	50,065	43.0%
Classified assets	$216,415	$174,514	$41,901	24.0%

ACL	$169,054	$174,023	$(4,969)	(2.9)%
Bank Tier 1 Capital	2,144,335	2,150,048	(5,713)	(0.3)%

Ratios
ACL to portfolio loans	1.26%	1.28%	(2) bps
ACL to non-accrual loans	3.69 x	3.40 x	2,922 bps
ACL to non-performing loans	3.63 x	3.25 x	3,733 bps
ACL to non-performing assets	3.38 x	2.99 x	3,900 bps
Non-accrual loans to portfolio loans	0.34%	0.38%	(4) bps
Non-performing loans to portfolio loans	0.35%	0.39%	(4) bps
Non-performing assets to total assets	0.28%	0.32%	(4) bps
Non-performing assets to portfolio loans and OREO and other repossessed assets	0.37%	0.43%	(6) bps
Classified assets to Bank Tier 1 Capital and ACL	9.35%	7.51%	184 bps
Asset quality continues to be strong. Busey Bank maintains a well-diversified loan portfolio and, as a matter of policy and practice, limits concentration exposure in any particular loan segment. Busey’s operating mandate and focus remain on emphasizing credit quality over asset growth.
Non-performing assets, which include non-performing loans, OREO, and other repossessed assets, declined to $49.9 million as of March 31, 2026, compared to $58.1 million as of December 31, 2025. Non-performing assets represented 0.28% of total assets as of March 31, 2026, compared to 0.32% as of December 31, 2025. Busey’s ACL was 3.38 times its non-performing assets as of March 31, 2026, compared to 2.99 times its non-performing assets as of December 31, 2025.
Classified assets, which include non-performing assets and substandard loans, increased to $216.4 million as of March 31, 2026, compared to $174.5 million as of December 31, 2025, as a few larger commercial credits that Busey has been monitoring shifted to substandard still accruing. Classified assets represented 9.35% of the Bank’s Tier 1 capital and ACL at March 31, 2026, compared to 7.51% at December 31, 2025.
First Busey Corporation (BUSE) | 79

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
Asset quality metrics remain dependent upon market-specific economic conditions, and specific measures may fluctuate from period to period. If economic conditions were to deteriorate, Busey would expect the credit quality of its loan portfolio to decline and loan defaults to increase.
Potential Problem Loans
Potential problem loans are loans classified as substandard that are not individually evaluated, non-accrual, or 90+ days past due, but where current information indicates that the borrower may not be able to comply with loan repayment terms. Management assesses the potential for loss on such loans and considers the effect of any potential loss in determining its provision for expected credit losses. Potential problem loans increased to $166.5 million, or 1.2% of portfolio loans, as of March 31, 2026, compared to $116.4 million, or 0.9% of portfolio loans, as of December 31, 2025. Management continues to monitor these loans and work with the borrowers on restructurings, guarantees, additional collateral, or other planned actions. As of March 31, 2026, management identified no other loans that represent or result from trends or uncertainties that would be expected to materially impact future operating results, liquidity, or capital resources.
Deposits
Total deposits decreased by 1.1% to $14.74 billion as of March 31, 2026, compared to $14.91 billion as of December 31, 2025. Busey focuses on deepening its customer relationships to maintain and protect its strong core deposit3 franchise. Core deposits include non-brokered transaction accounts, money market and savings deposit accounts, and time deposits of $250,000 or less. Core deposits represented 93.7% of total deposits as of March 31, 2026.
Deposits are federally insured up to the FDIC insurance limit of $250,000. When a portion of a deposit account exceeds the FDIC insurance limit, that portion is uninsured. Estimated uninsured deposits were $6.31 billion, or 43% of total deposits, as of March 31, 2026, compared to $6.46 billion, or 43% of total deposits, as of December 31, 2025. Excluding intercompany accounts, fully collateralized accounts (including preferred deposits), and pass-through accounts where clients have deposit insurance at the correspondent financial institution, the portion of Busey’s deposit base that was uninsured and not otherwise collateralized was estimated to be $5.45 billion, or 37% of total deposits, as of March 31, 2026, compared to $5.58 billion, or 37% of total deposits, as of December 31, 2025.
For additional information about Busey’s deposits, see “Note 6. Deposits.”
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
First Busey Corporation (BUSE) | 80

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
Average liquid assets are summarized in the table below:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Average liquid assets
Cash and due from banks	$163,897	$172,788
Interest-bearing bank deposits	139,204	688,233
Less: Restricted and pledged cash and bank deposits	(96,102)	(70,777)
Total average liquid assets	$206,999	$790,244

Average liquid assets as a percent of average total assets	1.1%	5.3%
Unencumbered cash and securities on Busey’s Consolidated Balance Sheets (Unaudited) are summarized as follows:

	As of
(dollars in thousands)	March 31, 2026	December 31, 2025
Unencumbered cash and securities
Total cash and cash equivalents	$288,462	$280,227
Interest-bearing time deposits in other banks	13,725	13,825
Restricted and pledged cash and bank deposits	(96,102)	(96,102)
Debt securities available for sale	2,215,267	2,162,548
Debt securities available for sale pledged as collateral	(553,790)	(562,566)
Cash and unencumbered securities	$1,867,562	$1,797,932
Busey’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayments, and capital funds. Additional liquidity is provided by the ability to borrow from the FHLB, the Federal Reserve Bank, and Busey’s revolving credit facility, as summarized in the table below:

	As of
(dollars in thousands)	March 31, 2026	December 31, 2025
Additional available borrowing capacity
FHLB	$2,631,617	$1,775,157
Federal Reserve Bank	1,646,599	1,585,816
Federal funds purchased	485,000	485,000
Revolving credit facility	40,000	40,000
Additional borrowing capacity	$4,803,216	$3,885,973
Further, Busey could utilize brokered deposits as additional sources of liquidity, as needed.
As of March 31, 2026, management believed that adequate liquidity existed to meet all projected cash flow obligations. Busey seeks to achieve a satisfactory degree of liquidity by actively managing both assets and liabilities. Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.
First Busey Corporation (BUSE) | 81

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
Off-Balance-Sheet Arrangements
Busey Bank routinely enters into commitments to extend credit and standby letters of credit in the normal course of business to meet the financing needs of its customers. The balance of commitments to extend credit represents future cash requirements and some of these commitments may expire without being drawn upon.
The following table summarizes Busey’s outstanding commitments and reserves for unfunded commitments:

	As of
(dollars in thousands)	March 31, 2026	December 31, 2025
Outstanding loan commitments and standby letters of credit	$4,709,603	$4,820,613
Reserve for unfunded commitments	13,629	12,964
The following table summarizes Busey’s provision for unfunded commitments expenses (releases):

		Three Months Ended March 31,
(dollars in thousands)	Location	2026	2025[1]
Provision for unfunded commitments	Provision for credit losses	$665	$3,141
___________________________________________
1.The three months ended March 31, 2025, included $3.1 million to establish an initial allowance for unfunded commitments in connection with the CrossFirst acquisition.
Busey anticipates that it will have sufficient funds available to meet current loan commitments, including loan applications received and in process prior to the issuance of firm commitments.
Capital Resources
Busey’s capital ratios are in excess of those required to be considered “well-capitalized” pursuant to applicable regulatory guidelines. The Federal Reserve uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks. Risk-based capital ratios are established by allocating assets and certain off-balance-sheet commitments into risk-weighted categories. These balances are then multiplied by the factor appropriate for that risk-weighted category. In order to refrain from restrictions on dividends, equity repurchases, and discretionary bonus payments, banking institutions must maintain capital in excess of regulatory minimum capital requirements. The table below presents minimum capital ratios that include the capital conservation buffer in comparison to the capital ratios for First Busey and its subsidiary bank as of March 31, 2026:

	Minimum Capital Requirements with Capital Buffer	As of March 31, 2026
		First Busey	Busey Bank
Common equity Tier 1 capital to risk weighted assets	7.00%	12.31%	14.06%
Tier 1 capital to risk weighted assets	8.50%	13.77%	14.06%
Total capital to risk weighted assets	10.50%	15.87%	14.99%
Leverage ratio of Tier 1 capital to average assets	4.00%	11.88%	12.14%
For further discussion of capital resources and requirements, see “Note 8. Regulatory Capital.”
First Busey Corporation (BUSE) | 82

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
Non-GAAP disclosures have inherent limitations and are not audited. They should not be considered in isolation or as a substitute for the results reported in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Tax effected numbers included in these non-GAAP disclosures are based on estimated federal income tax rates or effective tax rates as noted in the tables below.
The following tables present reconciliations between these non-GAAP measures and what management believes to be the most directly comparable GAAP financial measures.
First Busey Corporation (BUSE) | 83

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Unaudited)

Calculation of Adjusted Net Income and Adjusted Diluted Earnings Per Common Share

		Three Months Ended March 31,
(dollars in thousands, except per share amounts)		2026	2025
Net income (loss) (GAAP)	[a]	$49,981	$(29,990)
Day 2 provision for credit losses[1]		—	45,572
Other acquisition (income) expenses		5,244	26,026
Restructuring expenses		11,456	—
Net securities (gains) losses		940	15,768
Related tax benefit[2]		(4,410)	(22,069)
Non-recurring deferred tax adjustment[3]		—	4,591
Adjusted net income (Non-GAAP)	[b]	63,211	39,898
Preferred dividends	[c]	4,589	—
Adjusted net income available to common stockholders (Non-GAAP)	[d]	$58,622	$39,898

Weighted average number of common shares outstanding, diluted (GAAP)	[e]	87,831,295	68,517,647
Diluted earnings (loss) per common share (GAAP)	[(a-c)÷e]	$0.52	$(0.44)

Weighted average number of common shares outstanding, diluted (Non-GAAP)[4]	[f]	87,831,295	69,502,717
Adjusted diluted earnings per common share (Non-GAAP)[4]	[d÷f]	$0.67	$0.57
___________________________________________
1.The Day 2 provision represents the initial provision for credit losses recorded in connection with the CrossFirst acquisition to establish an allowance on non-PCD loans and unfunded commitments and is reflected within the provision for credit losses line on the Statements of Income (Unaudited).
2.Tax benefits were calculated using tax rates of 25.0% and 25.3% for the three months ended March 31, 2026 and 2025, respectively.
3.A deferred valuation tax adjustment was recorded in the first quarter of 2025 in connection with the CrossFirst acquisition and the expansion of Busey’s footprint into new states. Deferred tax adjustments are reflected within the income taxes line on the Statements of Income (Unaudited).
4.Dilution includes shares that would have been dilutive if there had been net income during the period.
First Busey Corporation (BUSE) | 84

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Unaudited)

Calculation of Return On Average Assets, Return On Average Tangible Common Equity, and Related Adjusted Return Measures

		Three Months Ended
(dollars in thousands)		March 31, 2026	March 31, 2025
Net income (loss) (GAAP)	[a]	$49,981	$(29,990)
Amortization of intangible assets		4,291	3,083
Tax effect of amortization of intangible assets[1]		(1,073)	(779)
Preferred dividends		(4,589)	—
Tangible net income available to common stockholders (Non-GAAP)	[b]	$48,610	$(27,686)

Adjusted net income (Non-GAAP)[2]	[c]	$63,211	$39,898
Amortization of intangible assets		4,291	3,083
Tax effect of amortization of intangible assets[1]		(1,073)	(779)
Preferred dividends		(4,589)	—
Adjusted tangible net income available to common stockholders (Non-GAAP)	[d]	$61,840	$42,202

Average total assets	[e]	$18,060,220	$14,831,298
Return on average assets (Non-GAAP)[3]	[a÷e]	1.12%	(0.82)%
Adjusted return on average assets (Non-GAAP)[3]	[c÷e]	1.42%	1.09%

Average common equity		$2,255,075	$1,932,407
Average goodwill and other intangible assets, net		(478,885)	(411,020)
Average tangible common equity (Non-GAAP)	[f]	$1,776,190	$1,521,387

Return on average tangible common equity (Non-GAAP)[3,4]	[b÷f]	11.10%	(7.38)%
Adjusted return on average tangible common equity (Non-GAAP)[3,4]	[d÷f]	14.12%	11.25%
___________________________________________
1.Tax effects were calculated using income tax rates of 25.0% and 25.3% for the three months ended March 31, 2026, and March 31, 2025, respectively.
2.A reconciliation is provided in the previous table.
3.Annualized measure.
4.Beginning in 2026, Busey revised, for all periods presented, its calculation of return on average tangible common equity and adjusted return on average tangible common equity to eliminate the effects of intangible asset amortization from the numerator of both calculations.
First Busey Corporation (BUSE) | 85

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Unaudited)

Calculation of Net Interest Margin and Adjusted Net Interest Margin

		Three Months Ended March 31,
(dollars in thousands)		2026	2025
Net interest income (GAAP)		$153,969	$103,731
Tax-equivalent adjustment[1]		877	537
Tax-equivalent net interest income (Non-GAAP)	[a]	154,846	104,268
Purchase accounting accretion related to business combinations		(5,394)	(2,728)
Adjusted net interest income (Non-GAAP)	[b]	$149,452	$101,540

Average interest-earning assets (Non-GAAP)	[c]	$16,665,766	$13,363,594

Net interest margin (Non-GAAP)[2]	[a÷c]	3.77%	3.16%
Adjusted net interest margin (Non-GAAP)[2]	[b÷c]	3.64%	3.08%
___________________________________________
1.Tax-equivalent adjustments were calculated using an estimated federal income tax rate of 21.0%, applied to non-taxable interest income on investments and loans.
2.Annualized measure.

Calculation of Pre-Provision Net Revenue and Related Measures

		Three Months Ended March 31,
(dollars in thousands)		2026	2025
Net interest income (GAAP)		$153,969	$103,731
Total noninterest income (GAAP)		42,265	21,223
Net security (gains) losses (GAAP)		940	15,768
Total noninterest expense (GAAP)[1]		(129,519)	(112,030)
Pre-provision net revenue (Non-GAAP)	[a]	67,655	28,692
Acquisition and restructuring (income) expenses, excluding initial provision expenses		16,700	26,026
Adjusted pre-provision net revenue (Non-GAAP)	[b]	$84,355	$54,718

Average total assets	[c]	$18,060,220	$14,831,298

Pre-provision net revenue to average total assets (Non-GAAP)[2]	[a÷c]	1.52%	0.78%
Adjusted pre-provision net revenue to average total assets (Non-GAAP)[2]	[b÷c]	1.89%	1.50%
___________________________________________
1.Beginning in the second quarter of 2025, Busey revised its presentation, for all periods presented, to reclassify the provision for unfunded commitments out of total noninterest expense and into the provision for credit losses. This change affects all measures and ratios derived from total noninterest expense.
2.Annualized measure.
First Busey Corporation (BUSE) | 86

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Unaudited)

Calculation of Efficiency Ratio

		Three Months Ended March 31,
(dollars in thousands)		2026	2025
Net interest income (GAAP)	[a]	$153,969	$103,731
Tax-equivalent adjustment[1]		877	537
Tax-equivalent net interest income (Non-GAAP)	[b]	154,846	104,268

Total noninterest income (GAAP)		42,265	21,223
Net security (gains) losses		940	15,768
Adjusted noninterest income (Non-GAAP)	[c]	$43,205	$36,991

Operating revenue (Non-GAAP)	[d = a+c]	$197,174	$140,722
Tax-equivalent operating revenue (Non-GAAP)[2]	[e = b+c]	198,051	141,259

Adjusted noninterest income to operating revenue (Non-GAAP)	[c÷d]	21.91%	26.29%

Total noninterest expense (GAAP)[3]		$129,519	$112,030
Acquisition and restructuring expenses, excluding initial provision expenses		(16,700)	(26,026)
Adjusted noninterest expense (Non-GAAP)[3,4]		112,819	86,004
Amortization of intangible assets		(4,291)	(3,083)
Adjusted noninterest expense excluding amortization of intangible assets (Non-GAAP)[3,5]	[f]	$108,528	$82,921

Efficiency ratio (Non-GAAP)[3,6]	[f÷e]	54.80%	58.70%
___________________________________________
1.Tax-equivalent adjustments were calculated using an estimated federal income tax rate of 21.0%, applied to non-taxable interest income on investments and loans.
2.Beginning in 2026, Busey changed the caption for this revenue measure, which was previously called “adjusted tax-equivalent revenue.” The calculation itself has not changed.
3.Beginning in the second quarter of 2025, Busey revised its presentation, for all periods presented, to reclassify the provision for unfunded commitments out of total noninterest expense and into the provision for credit losses. This change affects all measures and ratios derived from total noninterest expense.
4.Beginning in 2026, to better align with industry standards, Busey revised its calculation of adjusted noninterest expense, for all periods presented, to exclude any adjustment for amortization of intangible assets.
5.Beginning in 2026, Busey changed the caption for the efficiency ratio numerator from “adjusted noninterest expense” to “adjusted noninterest expense excluding amortization of intangible assets.” The calculation itself has not changed.
6.Beginning in 2026, Busey now reports a single efficiency ratio, which was previously reported as the “Adjusted efficiency ratio.”
First Busey Corporation (BUSE) | 87

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Unaudited)

Calculation of Tangible Common Equity, and Related Measures and Ratio

		As of
(dollars in thousands, except per share amounts)		March 31, 2026	December 31, 2025
Total assets (GAAP)		$18,036,622	$18,104,736
Goodwill and other intangible assets, net		(475,520)	(480,729)
Tangible assets (Non-GAAP)[1]	[a]	$17,561,102	$17,624,007

Total stockholders’ equity (GAAP)		$2,413,022	$2,468,982
Preferred stock and additional paid in capital on preferred stock		(215,197)	(215,197)
Common equity	[b]	2,197,825	2,253,785
Goodwill and other intangible assets, net		(475,520)	(480,729)
Tangible common equity (Non-GAAP)[1]	[c]	$1,722,305	$1,773,056

Tangible common equity to tangible assets (Non-GAAP)[1]	[c÷a]	9.81%	10.06%

Ending number of common shares outstanding (GAAP)	[d]	85,507,160	87,624,430
Book value per common share (Non-GAAP)	[b÷d]	$25.70	$25.72
Tangible book value per common share (Non-GAAP)	[c÷d]	$20.14	$20.23
___________________________________________
1.Beginning in 2025, Busey revised its calculation of tangible assets and tangible common equity, for all periods presented, to exclude any tax adjustment.

Calculation of Core Deposits and Related Ratio

		As of
(dollars in thousands)		March 31, 2026	December 31, 2025
Total deposits (GAAP)	[a]	$14,736,060	$14,905,958
Brokered deposits, excluding brokered time deposits of $250,000 or more		(60,123)	(70,140)
Time deposits of $250,000 or more		(865,493)	(876,207)
Core deposits (Non-GAAP)	[b]	$13,810,444	$13,959,611

Core deposits to total deposits (Non-GAAP)	[b÷a]	93.72%	93.65%
First Busey Corporation (BUSE) | 88

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
FORWARD-LOOKING STATEMENTS
This Quarterly Report may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to Busey’s financial condition, results of operations, plans, objectives, future performance, and business. Forward-looking statements, which may be based upon beliefs, expectations, and assumptions of Busey’s management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should,” “position,” or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and Busey undertakes no obligation to update any statement in light of new information or future events.

A number of factors, many of which are beyond Busey’s ability to control or predict, could cause actual results to differ materially from those in any forward-looking statements. These factors include, among others, the following: (1) the strength of the local, state, national, and international economies and financial markets (including effects of inflationary pressures, the threat or implementation of tariffs, trade wars, and changes to immigration policy); (2) changes in, and the interpretation and prioritization of, local, state, and federal laws, regulations, and governmental policies (including those concerning Busey's general business); (3) the economic impact of any future terrorist threats or attacks, widespread disease or pandemics, military conflicts, acts of war or threats thereof, or other adverse external events that could cause economic deterioration or instability in credit markets (including the conflicts in the Middle East and Russia’s invasion of Ukraine); (4) unexpected results of acquisitions, including the acquisition of CrossFirst, which may include the failure to realize the anticipated benefits of the acquisitions and the possibility that the transaction and integration costs may be greater than anticipated; (5) the imposition of tariffs or other governmental policies impacting the value of products produced by Busey's commercial borrowers; (6) the impact of bank failures or adverse developments at other banks and related negative publicity about the banking industry, including investor and depositor sentiment regarding bank stability and liquidity; (7) new or revised accounting policies and practices as may be adopted by state and federal regulatory banking agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission, or the Public Company Accounting Oversight Board; (8) changes in interest rates and prepayment rates of Busey’s assets (including the impact of sustained elevated interest rates); (9) increased competition in the financial services sector (including from non-bank competitors such as credit unions, digital asset service providers, private credit, and fintech companies) and the inability to attract new customers; (10) technological changes implemented by us and other parties, including our third-party vendors, which may have unforeseen consequences to us and our customers, including the development and implementation of tools incorporating artificial intelligence; (11) the loss of key executives or associates, talent shortages, and employee turnover; (12) unexpected outcomes and costs of existing or new litigation, investigations, or other legal proceedings, inquiries, and regulatory actions involving Busey (including with respect to Busey’s Illinois franchise taxes); (13) fluctuations in the value of securities held in Busey’s securities portfolio, including as a result of changes in interest rates; (14) credit risk and risk from concentrations (by type of borrower, geographic area, collateral, and industry), within Busey's loan portfolio and large loans to certain borrowers (including commercial real estate loans); (15) the concentration of large deposits from certain clients who have balances above current Federal Deposit Insurance Corporation insurance limits and may withdraw deposits to diversify their exposure; (16) the level of non-performing assets on Busey’s balance sheets; (17) interruptions involving information technology and communications systems or third-party servicers; (18) breaches or failures of information security controls or cybersecurity-related incidents; (19) the economic impact on Busey and its customers of climate change, natural disasters, and exceptional weather occurrences such as tornadoes, hurricanes, floods, blizzards, and droughts; (20) the ability to successfully manage liquidity risk, which may increase dependence on non-core funding sources such as brokered deposits, and may negatively impact Busey's cost of funds; (21) the ability to maintain an adequate level of allowance for credit losses on loans; (22) the effectiveness of Busey’s risk management framework; and (23) the ability of Busey to manage the risks associated with the foregoing. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.
Additional information concerning Busey and its business, including additional factors that could materially affect Busey’s financial results, is included in Busey’s 2025 Annual Report.
CRITICAL ACCOUNTING ESTIMATES
Busey has established various accounting policies that govern the application of GAAP in the preparation of its unaudited consolidated financial statements. Significant accounting policies are described in “Note 1. Significant Accounting Policies” of Busey’s 2025 Annual Report.
First Busey Corporation (BUSE) | 89

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
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
First Busey Corporation (BUSE) | 90

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
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
First Busey Corporation (BUSE) | 91

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
Busey’s interest rate risk resulting from immediate and sustained changes in interest rates, expressed as a change in net interest income as a percentage of the net interest income calculated in the constant base model, was as follows:

	Year-One: Basis Point Changes		Year-Two: Basis Point Changes
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
+200	4.29%	4.14%	5.00%	5.65%
+100	2.33%	2.31%	2.75%	3.13%
-100	(1.30)%	(1.76)%	(2.55)%	(3.27)%
-200	(1.32)%	(2.18)%	(4.17)%	(5.59)%
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
ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
An evaluation of Busey’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was carried out as of March 31, 2026, under the supervision and with the participation of its Chief Executive Officer, Chief Financial Officer, and several other members of senior management. Based on this evaluation, Busey’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, Busey’s disclosure controls and procedures were effective in ensuring that the information Busey is required to disclose in the reports Busey files or submits under the Exchange Act was (1) accumulated and communicated to Busey’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (2) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
First Busey Corporation (BUSE) | 92

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the three months ended March 31, 2026, no change occurred in Busey’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Busey’s internal control over financial reporting.
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As part of the ordinary course of business, First Busey Corporation and its subsidiaries are parties to litigation that is incidental to their regular business activities.
On November 25, 2025, First Busey Corporation filed two lawsuits against the Illinois Secretary of State in connection with an ongoing dispute regarding the amount of franchise taxes, penalties, interest, fees, and charges purportedly due from First Busey Corporation to the Illinois Secretary of State. See “Note 11. Outstanding Commitments and Contingent Liabilities” for further information.
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
ITEM 1A. RISK FACTORS
There have been no material changes to the factors discussed in Part II—Item 1A of Busey’s 2025 Annual Report.
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
The following table summarizes share repurchase activity, excluding excise taxes, during the first quarter of 2026.

Period	Total Number of Common Shares Purchased	Weighted Average Price Paid per Common Share	Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares That May Yet Be Purchased Under the Plans or Programs
January 1-31, 2026	882,400	$24.42	882,400	3,973,775
February 1-28, 2026	675,000	26.11	675,000	3,298,775
March 1-31, 2026	1,060,000	24.95	1,060,000	2,238,775
Three months ended March 31, 2026	2,617,400	$25.07	2,617,400
First Busey Corporation (BUSE) | 93

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
During the fiscal quarter ended March 31, 2026, none of Busey’s directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Busey securities that was intended to satisfy the affirmative defense conditions of Rule 10b5‑1(c) or any non-Rule 10b5‑1 trading arrangement.
First Busey Corporation (BUSE) | 94

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

First Busey Corporation (BUSE) | 95

SIGNATURES
Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of May 7, 2026.

FIRST BUSEY CORPORATION (Registrant)

By:	/s/ VAN A. DUKEMAN
Van A. Dukeman
Chairman, President, and Chief Executive Officer (Principal Executive Officer)

By:	/s/ CHRISTOPHER H.M. CHAN
Christopher H.M. Chan
Chief Financial Officer (Principal Financial Officer)

By:	/s/ SCOTT A. PHILLIPS
Scott A. Phillips
Chief Accounting Officer (Principal Accounting Officer)
First Busey Corporation (BUSE) | 96