Form 10-Q
period 2026-06-30
FIRST BUSEY CORP /NV/
filed 2026-08-06
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2026
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File No. 001-42677
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2026
Common Stock, $0.001 par value	82,576,956

FIRST BUSEY CORPORATION
FORM 10-Q
JUNE 30, 2026
First Busey Corporation (BUSE) | 2026 Q2

GLOSSARY
Busey uses acronyms, abbreviations, and other terms throughout this Quarterly Report, as defined in the glossary below:

Term	Definition
2020 Equity Plan	First Busey Corporation 2020 Equity Incentive Plan, as amended and restated on May 24, 2023, and May 20, 2026
ACL	Allowance for credit losses
Annual Report	Annual report filed with the SEC on Form 10-K pursuant to Section 13 or 15(d) of the Exchange Act
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel III	2010 capital accord adopted by the international Basel Committee on Banking Supervision
Basel III Rule
Regulations promulgated by U.S. federal banking agencies—the OCC, the Federal Reserve, and the FDIC—to both enforce implementation of certain aspects of the Basel III capital reforms and effect certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act

bps	basis points
Busey	First Busey Corporation, together with its wholly-owned consolidated subsidiaries
Busey Series A Preferred Stock	Series A Non-Cumulative Perpetual Preferred Stock, $0.001 par value
Busey Series B Preferred Stock	8.25% Fixed-Rate Series B Non-Cumulative Perpetual Preferred Stock, $0.001 par value
C&I	Commercial and industrial
CRE	Commercial real estate
Credit Agreement	Second Amended and Restated Credit Agreement dated as of May 28, 2021, by and between First Busey and USB, as amended, restated, supplemented or otherwise modified from time to time
CrossFirst	CrossFirst Bankshares, Inc.
DSU	Deferred stock unit
ESPP	First Busey Corporation Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
Fair value	The price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date, as defined in ASC Topic 820 “Fair Value Measurement”
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
First Busey	First Busey Corporation
FirsTech	FirsTech, Inc.
GAAP	U.S. Generally Accepted Accounting Principles
MD&A	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited), included in this Quarterly Report
M&M	Merchants and Manufacturers Bank Corporation
First Busey Corporation (BUSE) | 2026 Q2 — 1

Term	Definition
MSA	Metropolitan Statistical Area
Nasdaq	National Association of Securities Dealers Automated Quotations
N/A	Not applicable
OCI	Other comprehensive income (loss)
OREO	Other real estate owned
PCAOB	Public Company Accounting Oversight Board
PCD	Purchased credit deteriorated
PSU	Performance stock unit
Quarterly Report	Quarterly report filed with the SEC on Form 10-Q pursuant to Section 13 or 15(d) of the Exchange Act
RSU	Restricted stock unit
SBA	U.S. Small Business Administration
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate published by the Federal Reserve
SSAR	Stock-settled stock appreciation right
U.S.	United States of America
U.S. Treasury	U.S. Department of the Treasury
USB	U.S. Bank National Association
First Busey Corporation (BUSE) | 2026 Q2 — 2

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

First Busey Corporation (BUSE) | 2026 Q2 — 3

FIRST BUSEY CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)

	As of
(dollars in thousands, except per share amounts)	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents:
Cash and due from banks	$182,537	$181,041
Interest-bearing deposits	482,836	99,186
Total cash and cash equivalents	665,373	280,227
Interest-bearing time deposits in other banks	14,450	13,825
Debt securities available for sale	2,265,167	2,162,548
Debt securities held to maturity	703,988	746,385
Equity securities	16,397	14,916
Loans held for sale	8,660	5,752
Portfolio loans (net of ACL of $164,204 at June 30, 2026, and $174,023 at December 31, 2025)	13,030,950	13,393,776
Restricted bank stock	83,171	77,006
Premises and equipment, net	191,953	193,444
Goodwill	382,363	383,280
Other intangible assets, net	88,925	97,449
Cash surrender value of bank owned life insurance	263,698	260,402
Other assets	476,772	475,726
Total assets	$18,191,867	$18,104,736
Liabilities and stockholders’ equity
Liabilities
Deposits:
Noninterest-bearing	$3,496,319	$3,659,421
Interest-bearing	11,632,426	11,246,537
Total deposits	15,128,745	14,905,958
Securities sold under agreements to repurchase	144,061	166,929
Short-term borrowings	28,333	—
Long-term borrowings	95,325	113,806
Subordinated notes, net of unamortized issuance costs	99,603	99,395
Junior subordinated debt owed to unconsolidated trusts	62,473	77,328
Other liabilities	250,157	272,338
Total liabilities	15,808,697	15,635,754
Outstanding commitments and contingent liabilities (see Notes 5 and 11)
Stockholders’ equity
Preferred stock, $0.001 par value, liquidation preference $222,750 at June 30, 2026, and December 31, 2025	—	—
Common stock, $0.001 par value	93	93
Additional paid-in capital	2,364,585	2,375,511
Retained earnings	395,409	336,707
AOCI	(141,080)	(124,473)
Total stockholders’ equity before treasury stock	2,619,007	2,587,838
Treasury stock at cost	(235,837)	(118,856)
Total stockholders’ equity	2,383,170	2,468,982
Total liabilities and stockholders’ equity	$18,191,867	$18,104,736

Shares
Preferred shares issued and outstanding (1,000,000 shares authorized)	222,750	222,750
Common shares (200,000,000 authorized at June 30, 2026, and December 31, 2025):
Issued	92,694,541	92,694,541
Less: Treasury	9,505,040	5,070,111
Outstanding	83,189,501	87,624,430
See accompanying Notes to Consolidated Financial Statements (Unaudited).
First Busey Corporation (BUSE) | 2026 Q2 — 4

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2026	2025	2026	2025
Interest income
Interest and fees on loans	$198,219	$214,409	$398,774	$353,942
Taxable interest income	22,289	23,393	43,384	41,690
Non-taxable interest income	1,733	1,640	3,466	2,282
Dividend income on bank stock	1,127	543	2,007	1,302
Other interest income	1,057	7,461	2,279	15,045
Total interest income	224,425	247,446	449,910	414,261
Interest expense
Deposits	65,761	88,147	131,787	145,459
Federal funds purchased and securities sold under agreements to repurchase	1,098	886	1,994	1,762
Short-term borrowings	1,485	496	2,396	563
Long-term borrowings	1,093	743	2,161	1,030
Subordinated notes	1,355	2,599	2,708	5,786
Junior subordinated debt owed to unconsolidated trusts	1,231	1,392	2,493	2,747
Total interest expense	72,023	94,263	143,539	157,347
Net interest income	152,402	153,183	306,371	256,914
Provision for credit losses	2,189	5,700	5,247	51,293
Net interest income after provision for credit losses	150,213	147,483	301,124	205,621
Noninterest income
Wealth management fees	19,981	16,777	39,351	34,141
Payment technology solutions	4,968	4,956	10,045	10,029
Treasury management services	4,789	4,569	9,245	7,406
Capital markets income	1,871	1,254	4,242	2,579
Card services and ATM fees	4,813	4,880	9,459	8,589
Other service charges on deposit accounts	1,407	1,513	2,913	3,046
Income on bank owned life insurance	1,637	1,745	3,253	3,191
Realized net gains (losses) on securities	—	1	23	(15,536)
Unrealized net gains (losses) recognized on equity securities	2,445	5,996	1,482	5,765
Other noninterest income	2,400	3,172	6,563	6,876
Total noninterest income	44,311	44,863	86,576	66,086
Noninterest expense
Salaries and employee benefits	67,677	78,360	152,907	145,923
Data processing	8,868	14,021	18,732	23,596
Net occupancy expense of premises	7,850	7,832	15,502	13,631
Furniture and equipment expenses	2,336	2,409	4,513	4,153
Professional fees	3,041	2,874	6,280	12,385
Amortization of intangible assets	4,232	4,592	8,523	7,675
Interchange expense	1,096	1,297	2,212	2,640
FDIC insurance	2,349	2,424	4,800	4,591
Other noninterest expense	15,186	14,024	28,685	25,269
Total noninterest expense	112,635	127,833	242,154	239,863
Income before income taxes	81,889	64,513	145,546	31,844
Income taxes	18,713	17,109	32,389	14,430
Net income	$63,176	$47,404	$113,157	$17,414
Dividends on preferred stock	4,590	155	$9,179	$155
Net income available to common stockholders	$58,586	$47,249	$103,978	$17,259

Weighted average number of common shares outstanding, basic	84,498,030	89,645,040	85,588,955	79,139,706
Weighted average number of common shares outstanding, diluted	85,385,382	90,883,711	86,602,278	80,251,577
Basic earnings per common share	$0.69	$0.53	$1.21	$0.22
Diluted earnings per common share	$0.69	$0.52	$1.20	$0.22
See accompanying Notes to Consolidated Financial Statements (Unaudited).
First Busey Corporation (BUSE) | 2026 Q2 — 5

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Net income	$63,176	$47,404	$113,157	$17,414
OCI:
Unrealized/Unrecognized gains (losses) on debt securities:
Net unrealized holding gains (losses) on debt securities available for sale	(2,102)	13,492	(15,536)	37,319
Reclassification adjustment for realized (gains) losses on debt securities available for sale included in net income	—	(1)	(23)	15,536
Amortization of unrecognized losses on securities transferred to held to maturity	899	1,132	1,883	2,265
Tax effect	301	(1,415)	3,425	(13,829)
Net change in unrealized/unrecognized gains (losses) on debt securities	(902)	13,208	(10,251)	41,291
Unrealized gains (losses) on cash flow hedges:
Net unrealized holding gains (losses) on cash flow hedges	(7,554)	3,463	(11,266)	9,561
Reclassification adjustment for realized (gains) losses on cash flow hedges included in net income	1,387	2,265	2,790	4,325
Tax effect	1,542	(1,437)	2,120	(3,449)
Net change in unrealized gains (losses) on cash flow hedges	(4,625)	4,291	(6,356)	10,437
OCI	(5,527)	17,499	(16,607)	51,728
Total comprehensive income	$57,649	$64,903	$96,550	$69,142
See accompanying Notes to Consolidated Financial Statements (Unaudited).
First Busey Corporation (BUSE) | 2026 Q2 — 6

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months Ended June 30, 2026
	Number of Shares		Stock		Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total Stockholders' Equity
(dollars in thousands)	Preferred	Common	Preferred	Common
Balance, March 31, 2026	222,750	85,507,160	$—	$93	$2,361,959	$359,162	$(135,553)	$(172,639)	$2,413,022
Net income	—	—	—	—	—	63,176	—	—	63,176
OCI, net of tax	—	—	—	—	—	—	(5,527)	—	(5,527)
Repurchase of stock, including excise tax	—	(2,340,000)	—	—	—	—	—	(63,756)	(63,756)
Net issuance of treasury stock for stock-based compensation plans	—	22,341	—	—	(197)	—	—	558	361
Cash dividends on preferred stock	—	—	—	—	—	(4,590)	—	—	(4,590)
Cash dividends on common stock	—	—	—	—	—	(22,080)	—	—	(22,080)
Dividend equivalents on RSUs/PSUs/DSUs	—	—	—	—	259	(259)	—	—	—
Stock-based compensation expense	—	—	—	—	2,564	—	—	—	2,564
Balance, June 30, 2026	222,750	83,189,501	$—	$93	$2,364,585	$395,409	$(141,080)	$(235,837)	$2,383,170

	Three Months Ended June 30, 2025
	Number of Shares		Stock		Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total Stockholders' Equity
(dollars in thousands)	Preferred	Common	Preferred	Common
Balance, March 31, 2025	7,750	90,008,178	$—	$93	$2,167,275	$249,484	$(172,810)	$(64,436)	$2,179,606
Net income	—	—	—	—	—	47,404	—	—	47,404
OCI, net of tax	—	—	—	—	—	—	17,499	—	17,499
Issuance of preferred stock, net of issuance costs	215,000	—	—	—	207,447	—	—	—	207,447
Repurchase of stock, including excise tax	—	(1,012,000)	—	—	—	—	—	(21,655)	(21,655)
Net issuance of treasury stock for stock-based compensation plans	—	108,500	—	—	(3,087)	—	—	2,496	(591)
Cash dividends on preferred stock	—	—	—	—	—	(155)	—	—	(155)
Cash dividends on common stock	—	—	—	—	—	(22,442)	—	—	(22,442)
Dividend equivalents on RSUs/PSUs/DSUs	—	—	—	—	492	(492)	—	—	—
Stock-based compensation expense	—	—	—	—	5,433	—	—	—	5,433
Balance, June 30, 2025	222,750	89,104,678	$—	$93	$2,377,560	$273,799	$(155,311)	$(83,595)	$2,412,546

(continued)
First Busey Corporation (BUSE) | 2026 Q2 — 7

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (Continued)

	Six Months Ended June 30, 2026
	Number of Shares		Stock		Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total Stockholders' Equity
(dollars in thousands)	Preferred	Common	Preferred	Common
Balance, December 31, 2025	222,750	87,624,430	$—	$93	$2,375,511	$336,707	$(124,473)	$(118,856)	$2,468,982
Net income	—	—	—	—	—	113,157	—	—	113,157
OCI, net of tax	—	—	—	—	—	—	(16,607)	—	(16,607)
Repurchase of stock, including excise tax	—	(4,957,400)	—	—	—	—	—	(129,905)	(129,905)
Net issuance of treasury stock for stock-based compensation plans	—	522,471	—	—	(18,211)	—	—	12,924	(5,287)
Cash dividends on preferred stock	—	—	—	—	—	(9,179)	—	—	(9,179)
Cash dividends on common stock	—	—	—	—	—	(44,691)	—	—	(44,691)
Dividend equivalents on RSUs/PSUs/DSUs	—	—	—	—	585	(585)	—	—	—
Stock-based compensation expense	—	—	—	—	6,700	—	—	—	6,700
Balance, June 30, 2026	222,750	83,189,501	$—	$93	$2,364,585	$395,409	$(141,080)	$(235,837)	$2,383,170

	Six Months Ended June 30, 2025
	Number of Shares		Stock		Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total Stockholders' Equity
(dollars in thousands)	Preferred	Common	Preferred	Common
Balance, December 31, 2024	—	56,895,981	$—	$60	$1,360,530	$294,054	$(207,039)	$(64,336)	$1,383,269
Net income	—	—	—	—	—	17,414	—	—	17,414
OCI, net of tax	—	—	—	—	—	—	51,728	—	51,728
Stock issued in acquisition, net of stock issuance costs	7,750	33,148,268	—	33	808,022	—	—	—	808,055
Issuance of preferred stock, net of issuance costs	215,000	—	—	—	207,447	—	—	—	207,447
Repurchase of stock, including excise tax	—	(1,232,000)	—	—	—	—	—	(26,491)	(26,491)
Net issuance of treasury stock for stock-based compensation plans	—	292,429	—	—	(8,114)	—	—	7,232	(882)
Cash dividends on preferred stock	—	—	—	—	—	(155)	—	—	(155)
Cash dividends on common stock	—	—	—	—	—	(36,666)	—	—	(36,666)
Dividend equivalents on RSUs/PSUs/DSUs	—	—	—	—	848	(848)	—	—	—
Stock-based compensation expense	—	—	—	—	8,827	—	—	—	8,827
Balance, June 30, 2025	222,750	89,104,678	$—	$93	$2,377,560	$273,799	$(155,311)	$(83,595)	$2,412,546
See accompanying Notes to Consolidated Financial Statements (Unaudited).
First Busey Corporation (BUSE) | 2026 Q2 — 8

FINANCIAL STATEMENTS
FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2026	2025
Cash flows provided by (used in) operating activities
Net income	$113,157	$17,414
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	5,247	51,293
Amortization of intangible assets	8,523	7,675
Amortization of mortgage servicing rights	376	327
Depreciation and amortization of premises and equipment	7,130	6,082
Net amortization (accretion) on portfolio loans	(10,336)	(7,325)
Net amortization (accretion) of premium (discount) on investment securities	(1,164)	1,451
Net amortization (accretion) of premium (discount) on time deposits	14	(1,580)
Net amortization (accretion) of premium (discount) on FHLB advances and other borrowings	925	1,000
Impairment of OREO and other repossessed assets	67	270
Impairment of fixed assets held for sale	11	188
Impairment (reversal of impairment) of mortgage servicing rights	(155)	(2)
Unrealized (gains) losses recognized on equity securities, net	(1,482)	(5,765)
(Gain) loss on sales of debt securities, net	(23)	15,536
(Gain) loss on sales of loans, net	(557)	(655)
(Gain) loss on sales of OREO and other repossessed assets	(38)	85
(Gain) loss on sales of premises and equipment	8	49
(Gain) loss on life insurance proceeds	—	(357)
Increase in cash surrender value of bank owned life insurance	(3,253)	(2,834)
Provision for deferred income taxes expense	3,181	2,217
Stock-based compensation expense	6,700	8,827
Mortgage loans originated for sale	(35,364)	(45,736)
Proceeds from sales of mortgage loans	33,033	39,639
Increase in other assets	(3,499)	(3,754)
Decrease in other liabilities	(29,481)	(26,151)
Net cash provided by operating activities	$93,020	$57,894

Cash flows provided by (used in) investing activities
Purchases of interest-bearing time deposits in other banks	$(970)	$(300)
Proceeds from maturities of interest-bearing time deposits in other banks	345	1,180
Purchases of equity securities	(18,420)	(869)
Proceeds from sales of equity securities	18,421	6,430
Purchases of debt securities available for sale	(272,556)	(376,552)
Proceeds from sales of debt securities available for sale	—	528,940
Proceeds from paydowns and maturities of debt securities available for sale	156,409	202,613
Proceeds from paydowns and maturities of debt securities held to maturity	43,436	24,719
Purchases of restricted bank stock	(33,533)	(35,265)
Proceeds from the redemption of restricted bank stock	27,429	11,786
Purchases of loans	(8,678)	—
Proceeds from the sales of loans	8,754	—
Net (increase) decrease in loans	367,160	(39,614)
Net cash received in (paid for) acquisitions (see Note 2)	—	385,804
Cash paid for premiums on bank-owned life insurance	(42)	(46)
Proceeds from life insurance	—	4,334
Purchases of premises and equipment	(4,734)	(5,173)
Proceeds from disposition of premises and equipment	296	2
Net proceeds from OREO and other repossessed assets	2,056	15,295
Net cash provided by investing activities	$285,373	$723,284

(continued)
First Busey Corporation (BUSE) | 2026 Q2 — 9

FINANCIAL STATEMENTS
FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Six Months Ended June 30,
(dollars in thousands)	2026	2025
Cash flows provided by (used in) financing activities
Net increase (decrease) in deposits	$222,773	$(750,837)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(22,868)	2,420
Proceeds from short-term borrowings	14,761,801	—
Repayment of short-term borrowings	(14,761,801)	(11,158)
Proceeds from other borrowings, net of debt issuance costs	11,000	16,667
Repayment of other borrowings	(15,090)	(125,030)
Cash dividends paid	(53,870)	(36,821)
Purchase of treasury stock	(129,905)	(26,491)
Cash paid for withholding taxes on stock-based payments	(6,526)	(1,911)
Issuance of treasury stock for the ESPP	1,239	1,029
Issuance of preferred stock, net of stock issuance costs	—	207,447
Common stock issuance costs	—	(920)
Net cash provided by (used in) financing activities	$6,753	$(725,605)

Net increase in cash and cash equivalents[1]	$385,146	$55,573
Cash and cash equivalents, beginning of period[1]	280,227	682,410
Cash and cash equivalents, ending of period[1]	$665,373	$737,983

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for:
Interest	$149,893	$148,580

Non-cash investing and financing activities:
OREO and other repossessed assets acquired in settlement of loans	$339	$14,869
Transfer of loans held for sale to portfolio loans	10	—
___________________________________________
1.Cash and cash equivalent balances include restricted cash and cash equivalents. See “Note 1. Significant Accounting Policies—Cash and Cash Equivalents” for additional information regarding restrictions on cash and cash equivalents, as required by ASC 230‑10‑50.
See accompanying Notes to Consolidated Financial Statements (Unaudited).
First Busey Corporation (BUSE) | 2026 Q2 — 10

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1. SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
First Busey Corporation, a Nevada corporation organized in 1980, is an $18.19 billion financial holding company headquartered in Leawood, Kansas. First Busey’s stock is traded on The Nasdaq Global Select Market, with its common stock trading under the symbol “BUSE” and its depositary shares of Busey Series B Preferred Stock trading under the symbol “BUSEP.”
Busey operates and reports its business in three segments: Banking, Wealth Management, and FirsTech. Busey provides a full range of banking and wealth management services through Busey Bank, and payment technology solutions through Busey Bank’s wholly owned subsidiary, FirsTech. For additional information about Busey's operating segments, see “Note 16. Operating Segments and Related Information.” Busey also has various other subsidiaries that are not significant to the consolidated entity.
Basis of Financial Statement Presentation
These unaudited consolidated financial statements and related notes should be read together with the audited consolidated financial statements included in Busey's 2025 Annual Report. These interim unaudited consolidated financial statements serve to update Busey's 2025 Annual Report and may not include all information and notes necessary to constitute a complete set of financial statements.
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
Trust Assets
Assets held for customers in a fiduciary or agency capacity, other than trust cash on deposit at Busey Bank, are not Busey’s assets and, accordingly, are not included in the accompanying unaudited consolidated financial statements. Busey had assets under care of $16.51 billion at June 30, 2026, and $15.66 billion at December 31, 2025.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, cash items in process of collection, amounts due from other banks, and interest-bearing deposits held with other financial institutions with original maturities of three months or less. The carrying amount of these instruments is considered a reasonable estimate of fair value.
First Busey Corporation (BUSE) | 2026 Q2 — 11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Restrictions on Cash and Cash Equivalents
Cash and cash equivalents reported on the Consolidated Balance Sheets (Unaudited) includes amounts generally described as restricted cash, as summarized in the table below:

		As of
(dollars in thousands)	Location	June 30, 2026	December 31, 2025
Restricted cash and cash equivalents
Contractually restricted by third-party service providers	Cash and due from banks	$13,647	$13,647
Cash pledged to secure obligations under derivative contracts	Interest-bearing deposits	14,400	14,400
Restricted cash subject to call by the Federal Reserve Bank	Interest-bearing deposits	68,055	68,055
Total restricted cash and cash equivalents		$96,102	$96,102
Interest-bearing time deposits in other banks
Interest-bearing time deposits in other banks consist of certificates of deposit with original maturities greater than three months and are carried at amortized cost.
Income Taxes
Busey is subject to income taxes in U.S. federal and various state jurisdictions. First Busey and its subsidiaries file consolidated federal and state income tax returns with each subsidiary computing its taxes on a separate entity basis. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations, which requires significant judgment. Busey monitors evolving federal and state tax legislation and its potential impact on operations on an ongoing basis.
As of June 30, 2026, Busey remains under examination by the Illinois Department of Revenue for M&M's tax filings for the tax years ended December 31, 2022 and 2023.
Preferred Stock
The following table summarizes First Busey’s preferred stock issuances as of both June 30, 2026, and December 31, 2025:

Title of Each Issue	Shares Authorized	Shares Issued	Shares Outstanding	Par Value
Preferred stock, $0.001 par value:	1,000,000
Series A Non-Cumulative Perpetual Preferred Stock	7,750	7,750	7,750	$7.75
8.25% Fixed-Rate Series B Non-Cumulative Perpetual Preferred Stock	230,000	215,000	215,000	$215.00
First Busey Corporation (BUSE) | 2026 Q2 — 12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Changes in preferred stock issued are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
Title of Each Issue	2026	2025	2026	2025
Series A Non-Cumulative Perpetual Preferred Stock[1]	$—	$—	$—	$7.75
8.25% Fixed-Rate Series B Non-Cumulative Perpetual Preferred Stock[2]	—	215.00	—	215.00
___________________________________________
1.Busey Series A Preferred Stock was issued on March 1, 2025.
2.Busey Series B Preferred Stock was issued on May 20, 2025.
Impact of Recently Adopted Accounting Standards
In July 2025, the FASB issued ASU 2025-05 “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets,” providing a practical expedient to reduce complexity in estimating the ACL for current accounts receivable and current contract assets arising from transactions subject to ASC 606 by permitting an entity to assume that current conditions as of the balance sheet date will remain static for the remaining life of these assets. Busey adopted this ASU prospectively for annual and interim reporting periods beginning January 1, 2026, and elected the practical expedient for in-scope assets. Loans and other financial assets measured at amortized cost are not within the scope of this ASU. Because Busey does not currently have in-scope assets, adoption of this standard did not have a material impact on Busey’s financial position or results of operations.
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
Recently Issued Accounting Standards Not Yet Adopted
In May 2026, the FASB issued ASU 2026‑02 “Environmental Credits and Environmental Credit Obligations (Topic 818),” which establishes recognition, measurement, presentation, and disclosure requirements for environmental credits and environmental credit obligations. This update is to be applied on a retrospective basis, and will be effective for Busey for annual and interim reporting periods beginning January 1, 2028. Early adoption is permitted as of the beginning of an annual reporting period. Busey is currently evaluating the applicability and effect of this ASU on its financial position, results of operations, and related disclosures.
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
First Busey Corporation (BUSE) | 2026 Q2 — 13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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
First Busey Corporation (BUSE) | 2026 Q2 — 14

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
Subsequent Events
Busey has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this Quarterly Report were issued, and noted the following:
•On July 13, 2026, Busey entered into a letter agreement with its Chief Executive Officer, which included an equity grant with a three‑year vesting term. First Busey filed a copy of the letter agreement as Exhibit 10.1 to a Current Report filed with the SEC on July 14, 2026.
•On July 31, 2026, First Busey filed a Current Report with the SEC, announcing the retirement of a member of its board of directors from his position, effective July 29, 2026. Effective at that time, the board of directors passed a resolution to reduce its size to 11 directors.
Other than these, there were no significant events subsequent to the quarter ended June 30, 2026, through the filing date of these unaudited consolidated financial statements.
NOTE 2. BUSINESS COMBINATIONS
CrossFirst Bankshares, Inc.
On March 1, 2025, Busey completed its acquisition of CrossFirst (NASDAQ: CFB), the holding company for CrossFirst Bank. Busey operated CrossFirst Bank as a separate banking subsidiary until it was merged with and into Busey Bank on June 20, 2025. Additional information about the CrossFirst acquisition, including the merger consideration and the basis for determining the fair value of consideration transferred, was provided in “Note 2. Business Combinations” in Busey’s 2025 Annual Report.
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
First Busey Corporation (BUSE) | 2026 Q2 — 15

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
First Busey Corporation (BUSE) | 2026 Q2 — 16

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

(dollars in thousands)	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Revenue (net interest income plus noninterest income)	$194,806	$365,963
Net income	48,032	68,274
First Busey Corporation (BUSE) | 2026 Q2 — 17

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Other Acquisition Costs
Busey incurred acquisition-related expenses as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Pre-tax acquisition expenses
CrossFirst[1]	$1,196	$16,600	$6,440	$88,090
M&M2	—	—	—	108
Pre-tax acquisition expenses	$1,196	$16,600	$6,440	$88,198
___________________________________________
1.During the six months ended June 30, 2026, Busey recorded acquisition expenses comprising salaries and employee benefits for multi-year retention agreements, replacement stock-based compensation awards, and relocation related to the CrossFirst acquisition; data processing; and professional fees.
During the six months ended June 30, 2025, Busey recorded an initial provision to establish an ACL on non-PCD loans and unfunded commitments and multiple components of noninterest expense including salaries and employee benefits (including equity compensation); data processing; and legal, professional, and consulting costs. In addition to the acquisition costs presented in the table above, during the three months ended June 30, 2025, Busey recorded a $4.0 million adjustment to the initial provision for unfunded commitments for CrossFirst acquisition-date balances based on revised estimates resulting from implementation of a new CECL model.
2.During the six months ended June 30, 2025, Busey recorded final acquisition expenses, comprising data processing and consulting expenses, related to the acquisition of M&M, which was completed on April 1, 2024.
Of the total acquisition-related expenses, the following legal, professional, and consulting costs were incurred to consummate the merger:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Pre-tax costs to consummate the merger	$—	$86	$119	$7,230
First Busey Corporation (BUSE) | 2026 Q2 — 18

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 3. DEBT SECURITIES
Busey's portfolio of debt securities includes both available for sale and held to maturity securities. The tables below provide the amortized cost, unrealized or unrecognized gains and losses, and fair values of debt securities, summarized by major category:

	As of June 30, 2026
(dollars in thousands)	Amortized Cost	Unrealized		Fair Value
		Gross Gains	Gross Losses
Debt securities available for sale[1]
Obligations of U.S. government corporations and agencies	$106,962	$—	$(1,191)	$105,771
Obligations of states and political subdivisions	276,467	2,894	(10,384)	268,977
Asset-backed securities	227,166	58	(218)	227,006
Commercial mortgage-backed securities	160,834	116	(11,828)	149,122
Residential mortgage-backed securities	1,604,567	3,435	(135,420)	1,472,582
Corporate debt securities	43,027	313	(1,631)	41,709
Total debt securities available for sale	$2,419,023	$6,816	$(160,672)	$2,265,167

	Amortized Cost	Unrecognized		Fair Value
		Gross Gains	Gross Losses
Debt securities held to maturity
Commercial mortgage-backed securities	$340,073	$—	$(66,792)	$273,281
Residential mortgage-backed securities	363,915	—	(57,893)	306,022
Total debt securities held to maturity	$703,988	$—	$(124,685)	$579,303
___________________________________________
1.This table includes debt securities marked at par, with no gain or loss.

First Busey Corporation (BUSE) | 2026 Q2 — 19

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

	As of June 30, 2026
(dollars in thousands)	Amortized Cost	Fair Value
Debt securities available for sale
Due in one year or less	$7,849	$7,840
Due after one year through five years	97,382	93,388
Due after five years through ten years	341,119	323,752
Due after ten years	1,972,673	1,840,187
Debt securities available for sale	$2,419,023	$2,265,167

Debt securities held to maturity
Due in one year or less	$3,956	$3,945
Due after one year through five years	34,434	33,093
Due after ten years	665,598	542,265
Debt securities held to maturity	$703,988	$579,303
First Busey Corporation (BUSE) | 2026 Q2 — 20

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Gains and Losses on Debt Securities Available for Sale
Realized gains and losses related to sales and calls of debt securities available for sale are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Realized gains and losses on debt securities
Gross gains on debt securities	$—	$1	$24	$9
Gross losses on debt securities[1]	—	—	(1)	(15,545)
Realized net gains (losses) on debt securities	$—	$1	$23	$(15,536)
___________________________________________
1.During the first quarter of 2025, Busey sold available for sale debt securities with a book value of approximately $205.6 million for a pre-tax loss of $15.5 million and related estimated tax benefit of $4.3 million, as part of a balance sheet repositioning strategy.
Debt securities with carrying amounts of $711.8 million on June 30, 2026, and $744.2 million on December 31, 2025, were pledged as collateral for public deposits, securities sold under agreements to repurchase, and for other purposes as required.
First Busey Corporation (BUSE) | 2026 Q2 — 21

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Debt Securities in an Unrealized or Unrecognized Loss Position
The following information pertains to debt securities with gross unrealized or unrecognized losses, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	As of June 30, 2026
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities available for sale
Obligations of U.S. government corporations and agencies[1]	$105,744	$(1,191)	$27	$—	$105,771	$(1,191)
Obligations of states and political subdivisions	38,558	(461)	91,385	(9,923)	129,943	(10,384)
Asset-backed securities	162,814	(218)	—	—	162,814	(218)
Commercial mortgage-backed securities	62,252	(447)	72,914	(11,381)	135,166	(11,828)
Residential mortgage-backed securities	374,254	(4,401)	716,307	(131,019)	1,090,561	(135,420)
Corporate debt securities	2,486	(4)	23,150	(1,627)	25,636	(1,631)
Debt securities available for sale with gross unrealized losses	$746,108	$(6,722)	$903,783	$(153,950)	$1,649,891	$(160,672)

	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Debt securities held to maturity
Commercial mortgage-backed securities	$273,281	$(66,792)	$273,281	$(66,792)
Residential mortgage-backed securities	306,022	(57,893)	306,022	(57,893)
Debt securities held to maturity with gross unrecognized losses	$579,303	$(124,685)	$579,303	$(124,685)
___________________________________________
1.Losses on securities in a continuous loss position for 12 months or more were immaterial, rounding to zero thousand.

First Busey Corporation (BUSE) | 2026 Q2 — 22

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of December 31, 2025
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities available for sale
Obligations of U.S. government corporations and agencies	$39,156	$(80)	$—	$—	$39,156	$(80)
Obligations of states and political subdivisions	28,592	(361)	92,205	(9,537)	120,797	(9,898)
Asset-backed securities	10,005	(35)	—	—	10,005	(35)
Commercial mortgage-backed securities	4,986	(48)	71,830	(11,143)	76,816	(11,191)
Residential mortgage-backed securities	84,023	(708)	765,361	(128,559)	849,384	(129,267)
Corporate debt securities	5,969	(20)	29,097	(1,691)	35,066	(1,711)
Debt securities available for sale with gross unrealized losses	$172,731	$(1,252)	$958,493	$(150,930)	$1,131,224	$(152,182)

	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Debt securities held to maturity
Commercial mortgage-backed securities	$302,615	$(65,210)	$302,615	$(65,210)
Residential mortgage-backed securities	323,342	(55,218)	323,342	(55,218)
Debt securities held to maturity with gross unrecognized losses	$625,957	$(120,428)	$625,957	$(120,428)
Additional information about debt securities in an unrealized or unrecognized loss position is presented in the tables below:

	As of June 30, 2026
(dollars in thousands)	Available for Sale	Held to Maturity	Total
Debt securities with gross unrealized or unrecognized losses, fair value	$1,649,891	$579,303	$2,229,194
Gross unrealized or unrecognized losses on debt securities	160,672	124,685	285,357
Ratio of gross unrealized or unrecognized losses to debt securities with gross unrealized or unrecognized losses	9.7%	21.5%	12.8%

Count of debt securities	665	52	717
Count of debt securities in an unrealized or unrecognized loss position	463	52	515
First Busey Corporation (BUSE) | 2026 Q2 — 23

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of December 31, 2025
(dollars in thousands)	Available for Sale	Held to Maturity	Total
Debt securities with gross unrealized or unrecognized losses, fair value	$1,131,224	$625,957	$1,757,181
Gross unrealized or unrecognized losses on debt securities	152,182	120,428	272,610
Ratio of gross unrealized or unrecognized losses to debt securities with gross unrealized or unrecognized losses	13.5%	19.2%	15.5%

Count of debt securities	637	52	689
Count of debt securities in an unrealized or unrecognized loss position	376	52	428
Unrealized and unrecognized losses were related to changes in market interest rates and market conditions that do not represent credit-related impairments. Unless part of a corporate strategy or restructuring plan, Busey does not intend to sell securities that are in an unrealized or unrecognized loss position, and it is more likely than not that Busey will recover the amortized cost prior to being required to sell the debt securities. Full collection of the amounts due according to the contractual terms of the debt securities is expected; therefore, no ACL has been recorded in relation to debt securities, and the impairment related to noncredit factors on debt securities available for sale is recognized in AOCI, net of applicable taxes. As of June 30, 2026, Busey did not hold general obligation bonds of any single issuer that exceeded, in aggregate, 10% of Busey’s stockholders’ equity.
NOTE 4. PORTFOLIO LOANS
Loan Categories
Busey’s lending can be summarized in two primary categories: commercial and retail. Loans within these categories are further classified by lending activity: C&I and other commercial, commercial real estate, real estate construction, retail real estate, and retail other. Distributions of the loan portfolio by loan category and lending activity is presented in the following table:

	As of
(dollars in thousands)	June 30, 2026	December 31, 2025
Commercial loans
C&I and other commercial	$3,959,997	$4,229,208
CRE	5,452,781	5,550,018
Real estate construction	1,027,069	1,039,289
Total commercial loans	10,439,847	10,818,515
Retail loans
Retail real estate	2,116,360	2,154,616
Retail other	638,947	594,668
Total retail loans	2,755,307	2,749,284

Total portfolio loans	13,195,154	13,567,799
ACL	(164,204)	(174,023)
Portfolio loans, net	$13,030,950	$13,393,776
First Busey Corporation (BUSE) | 2026 Q2 — 24

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Net deferred loan origination costs included in the balances above were $5.0 million as of June 30, 2026, compared to $7.0 million as of December 31, 2025. Net accretable purchase accounting adjustments included in the balances above reduced loans by $76.5 million as of June 30, 2026, and $86.6 million as of December 31, 2025. Deposit account overdrafts reported as loans totaled $5.2 million as of June 30, 2026, and $7.1 million as of December 31, 2025.
Busey purchased $8.7 million of retail other loans and sold $8.7 million of C&I and other commercial loans during the three and six months ended June 30, 2026. Other than loans acquired in business combinations, Busey did not execute any significant loan purchases or sales during the three and six months ended June 30, 2025.
Pledged Loans
Busey has executed a blanket lien with the FHLB. The principal balance of loans Busey has pledged as collateral with the FHLB and Federal Reserve Bank for liquidity, which Busey is able to borrow against, is set forth in the table below:

	As of
(dollars in thousands)	June 30, 2026	December 31, 2025
Pledged loans
FHLB	$7,053,467	$5,051,512
Federal Reserve Bank	2,151,503	1,854,423
Total pledged loans	$9,204,970	$6,905,935
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
First Busey Corporation (BUSE) | 2026 Q2 — 25

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Risk grades of portfolio loans and gross charge-offs are presented in the tables below by lending activity, further sorted by origination year:

	As of and For The Six Months Ended June 30, 2026
Risk Grade Ratings	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Total
(dollars in thousands)	2026	2025	2024	2023	2022	Prior
C&I and other commercial
Pass	$258,641	$565,733	$395,757	$186,551	$170,815	$226,405	$1,427,969	$3,231,871
Watch	21,648	51,029	66,016	63,276	29,713	43,370	124,533	399,585
Special Mention	4,259	15,270	13,260	22,469	10,335	4,305	95,288	165,186
Substandard	12,887	1,369	5,724	44,927	19,902	9,942	21,066	115,817
Substandard non-accrual	4	3,987	2,636	23,902	3,756	4,387	8,866	47,538
Total C&I and other commercial	297,439	637,388	483,393	341,125	234,521	288,409	1,677,722	3,959,997
Gross charge-offs	$180	$383	$4,712	$2,953	$6,180	$1,614	$171	$16,193

CRE
Pass	717,048	827,048	427,846	567,379	914,659	1,067,555	52,951	4,574,486
Watch	200,466	115,563	51,925	45,275	100,888	136,589	4,277	654,983
Special Mention	33,529	41,231	6,758	28,252	12,362	49,497	770	172,399
Substandard	16,579	1,137	4,200	3,242	4,294	8,542	354	38,348
Substandard non-accrual	68	448	681	6,140	495	4,733	—	12,565
Total CRE	967,690	985,427	491,410	650,288	1,032,698	1,266,916	58,352	5,452,781
Gross charge-offs	—	—	—	228	—	—	—	228

Real estate construction
Pass	219,026	347,213	206,098	70,502	26,710	6,015	80,274	955,838
Watch	14,837	948	929	1,883	22,561	149	6,815	48,122
Special Mention	348	15,366	—	—	—	6,295	300	22,309
Substandard	—	—	—	—	—	745	55	800
Total real estate construction	234,211	363,527	207,027	72,385	49,271	13,204	87,444	1,027,069
Gross charge-offs	—	—	101	—	—	—	—	101

Retail real estate
Pass	101,400	129,691	117,825	240,681	419,645	801,946	254,763	2,065,951
Watch	24,936	484	491	332	9,262	479	546	36,530
Special Mention	3,231	45	66	—	818	1,676	200	6,036
Substandard	—	—	—	4,082	129	1,085	—	5,296
Substandard non-accrual	—	510	175	127	488	578	669	2,547
Total retail real estate	129,567	130,730	118,557	245,222	430,342	805,764	256,178	2,116,360
Gross charge-offs	119	—	151	—	39	44	81	434

Retail other
Pass	1,652	3,867	1,634	23,377	21,422	2,697	584,182	638,831
Substandard non-accrual	—	—	—	76	28	12	—	116
Total retail other	1,652	3,867	1,634	23,453	21,450	2,709	584,182	638,947
Gross charge-offs	264	—	—	10	—	—	77	351

Total portfolio loans	$1,630,559	$2,120,939	$1,302,021	$1,332,473	$1,768,282	$2,377,002	$2,663,878	$13,195,154
Total gross charge-offs	$563	$383	$4,964	$3,191	$6,219	$1,658	$329	$17,307
First Busey Corporation (BUSE) | 2026 Q2 — 26

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of and For The Year Ended December 31, 2025
Risk Grade Ratings	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Total
(dollars in thousands)	2025	2024	2023	2022	2021	Prior
C&I and other commercial
Pass	$833,539	$486,278	$342,560	$207,053	$178,429	$122,904	$1,396,826	$3,567,589
Watch	21,750	79,853	56,387	38,786	48,624	16,778	112,935	375,113
Special Mention	21,712	11,609	56,578	26,343	5,339	800	54,433	176,814
Substandard	8,336	605	20,444	14,603	9,868	3,655	17,883	75,394
Substandard non-accrual	1,489	3,899	600	10,265	948	4,560	12,537	34,298
Total C&I and other commercial	886,826	582,244	476,569	297,050	243,208	148,697	1,594,614	4,229,208
Gross charge-offs	$4,667	$3,332	$4,347	$1,450	$13,591	$11,456	$5,716	$44,559

CRE
Pass	1,077,169	483,950	710,448	1,035,426	740,680	515,631	43,830	4,607,134
Watch	210,673	61,926	119,986	143,072	161,387	69,789	2,572	769,405
Special Mention	49,648	22,642	2,991	13,811	32,109	18,858	908	140,967
Substandard	2,416	679	3,857	4,873	7,316	5,324	215	24,680
Substandard non-accrual	72	—	4,547	—	—	3,213	—	7,832
Total CRE	1,339,978	569,197	841,829	1,197,182	941,492	612,815	47,525	5,550,018
Gross charge-offs	1,297	11,057	—	—	253	—	—	12,607

Real estate construction
Pass	395,019	268,117	107,930	89,673	5,356	2,733	74,237	943,065
Watch	18,571	2,112	3,999	22,561	167	—	7,221	54,631
Special Mention	17,961	—	—	—	6,573	—	—	24,534
Substandard	16,020	—	—	—	766	—	—	16,786
Substandard non-accrual	—	273	—	—	—	—	—	273
Total real estate construction	447,571	270,502	111,929	112,234	12,862	2,733	81,458	1,039,289
Gross charge-offs	—	—	—	—	—	—	—	—

Retail real estate
Pass	93,212	127,475	269,877	446,309	407,851	508,504	252,987	2,106,215
Watch	2,686	569	24,601	1,492	267	482	577	30,674
Special Mention	47	78	4,028	1,454	1,686	—	214	7,507
Substandard	—	—	108	440	484	631	136	1,799
Substandard non-accrual	154	308	128	523	264	2,841	4,203	8,421
Total retail real estate	96,099	128,430	298,742	450,218	410,552	512,458	258,117	2,154,616
Gross charge-offs	1,164	—	—	—	—	51	36	1,251

Retail other
Pass	5,233	2,265	33,349	30,321	4,561	885	517,680	594,294
Substandard non-accrual	—	—	76	134	—	—	164	374
Total retail other	5,233	2,265	33,425	30,455	4,561	885	517,844	594,668
Gross charge-offs	546	147	270	47	—	74	141	1,225

Total portfolio loans	$2,775,707	$1,552,638	$1,762,494	$2,087,139	$1,612,675	$1,277,588	$2,499,558	$13,567,799
Total gross charge-offs	$7,674	$14,536	$4,617	$1,497	$13,844	$11,581	$5,893	$59,642
First Busey Corporation (BUSE) | 2026 Q2 — 27

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Past Due and Non-accrual Loans
An analysis of portfolio loans that were past due and still accruing, or on a non-accrual status, is presented in the table below:

	As of June 30, 2026
	Loans Past Due, Still Accruing			Non-Accrual Loans	Non-Accrual Loans with No Allowance for Credit Losses
(dollars in thousands)	30-59 Days	60-89 Days	90+Days
Commercial loans
C&I and other commercial	$1,408	$377	$1,592	$47,538	$14,576
CRE	44	652	2,932	12,565	4,990
Real estate construction	135	—	—	—	—
Past due and non-accrual commercial loans	1,587	1,029	4,524	60,103	19,566
Retail loans
Retail real estate	3,242	504	—	2,547	—
Retail other	774	999	144	116	—
Past due and non-accrual retail loans	4,016	1,503	144	2,663	—
Total past due and non-accrual loans	$5,603	$2,532	$4,668	$62,766	$19,566

	As of December 31, 2025
	Loans Past Due, Still Accruing			Non-Accrual Loans	Non-Accrual Loans with No Allowance for Credit Losses
(dollars in thousands)	30-59 Days	60-89 Days	90+Days
Commercial loans
C&I and other commercial	$3,577	$593	$2,128	$34,298	$4,612
CRE	484	2,514	—	7,832	1,588
Real estate construction	—	—	—	273	158
Past due and non-accrual commercial loans	4,061	3,107	2,128	42,403	6,358
Retail loans
Retail real estate	2,457	4,280	136	8,421	349
Retail other	2,491	79	24	374	—
Past due and non-accrual retail loans	4,948	4,359	160	8,795	349
Total past due and non-accrual loans	$9,009	$7,466	$2,288	$51,198	$6,707
Busey collected $0.4 million on non-accrual CRE loans during the three months ended June 30, 2026, which was recognized in interest income on a cash basis. Busey collected $1.0 million on non-accrual loans during the six months ended June 30, 2026, consisting of $0.6 million on C&I and other commercial loans and $0.4 million on CRE loans, which was recognized in interest income on a cash basis. Amounts collected on non-accrual loans and recognized in interest income on a cash basis were immaterial for both the three and six months ended June 30, 2025.
First Busey Corporation (BUSE) | 2026 Q2 — 28

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Loan Modifications for Borrowers Experiencing Financial Difficulty
The following tables present the amortized cost basis of loans that were modified—specifically in the form of (1) principal forgiveness, (2) an interest rate reduction, (3) an other-than-insignificant payment deferral, and/or (4) a term extension—for borrowers experiencing financial difficulty during the periods indicated, disaggregated by lending activity and the type of modification:

	Three Months Ended June 30, 2026
(dollars in thousands)	Term Extension	Combination—Interest Rate Reduction and Payment Deferral	% of Total Class of Financing Receivable
Modified Loans
C&I and other commercial	$10,686	$574	0.3%
CRE	12,161	3,548	0.3%
Total loans modified during the period[1]	$22,847	$4,122	0.2%
___________________________________________
1.Modifications were primarily for loans classified as substandard, with approximately 7.1% classified as substandard non-accrual.

	Three Months Ended June 30, 2025
(dollars in thousands)	Payment Deferral	Term Extension	Combination—Payment Deferral and Term Extension	% of Total Class of Financing Receivable
Modified Loans
C&I and other commercial	$490	$21,913	$4,412	0.6%
CRE[1]	—	1,297	—	—%
Total loans modified during the period[2]	$490	$23,210	$4,412	0.2%
___________________________________________
1.Modified loans represented an insignificant portion of CRE loans, rounding to zero percent.
2.All modifications were for loans classified as substandard.

	Six Months Ended June 30, 2026
(dollars in thousands)	Payment Deferral	Term Extension	Combination—Interest Rate Reduction and Payment Deferral	% of Total Class of Financing Receivable
Modified Loans
C&I and other commercial	$1,822	$35,442	$574	1.0%
CRE	—	12,161	3,548	0.3%
Total loans modified during the period[1]	$1,822	$47,603	$4,122	0.4%
___________________________________________
1.Modifications were primarily for loans classified as substandard, with approximately 8.4% classified as special mention and approximately 7.8% classified as substandard non-accrual.
First Busey Corporation (BUSE) | 2026 Q2 — 29

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Six Months Ended June 30, 2025
(dollars in thousands)	Payment Deferral	Term Extension	Combination—Payment Deferral and Term Extension	% of Total Class of Financing Receivable
Modified Loans
C&I and other commercial	$11,639	$26,985	$4,412	1.0%
CRE[1]	—	1,848	—	—%
Real estate construction	—	5,187	—	0.5%
Total loans modified during the period[2]	$11,639	$34,020	$4,412	0.4%
___________________________________________
1.Modified loans represented an insignificant portion of CRE loans, rounding to zero percent.
2.Modifications were primarily for loans classified as substandard, with approximately 0.9% classified as substandard non-accrual.
The following table provides, as applicable for loan modifications made during the periods indicated for borrowers experiencing financial difficulty, the weighted average interest rate reductions and weighted average term extensions:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026		2025	2026		2025
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension	Weighted Average Term Extension	Weighted Average Interest Rate Reduction	Weighted Average Term Extension	Weighted Average Term Extension
C&I and other commercial	3.25%	8 months	1.7 years	3.25%	10 months	1.6 years
CRE	3.15%	1.2 years	7 months	3.15%	1.2 years	11 months
Real estate construction	—%	—	—	—%	—	1.3 years
Aggregate effect	3.17%	11 months	1.6 years	3.17%	11 months	1.5 years
Payment deferrals for borrowers experiencing financial difficulty can include deferrals of three or more payments to the end of the loan, accommodations to restructure the payment terms of the loan, or accommodations to allow for a period of interest-only payments on the loan.
Performance of Modified Loans
Busey closely monitors the performance of the loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the payment performance of loans modified during the last twelve months:

	As of June 30, 2026
(dollars in thousands)	Current	30-89 Days	90+ Days	Non-accrual
Modified Loans
C&I and other commercial	$34,978	$—	$—	$4,200
CRE	16,401	—	—	273
Loans modified during the last twelve months	$51,379	$—	$—	$4,473
Busey had commitments of $1.3 million as of June 30, 2026, and $13.5 million as of December 31, 2025, to lend additional funds to debtors experiencing financial difficulty for whom Busey modified a loan within the past twelve months.
First Busey Corporation (BUSE) | 2026 Q2 — 30

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
A default occurs when a loan is 90 days or more past due or transferred to non-accrual status. The following table presents loans that defaulted after having been modified during the twelve months before the default.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(dollars in thousands)	Term Extension	Payment Deferral	Term Extension	Payment Deferral
Loans with Subsequent Defaults
C&I and other commercial	$—	$467	$—	$467
CRE	—	—	273	—
Modified loans with subsequent defaults	$—	$467	$273	$467
Collateral Dependent Loans
Management's evaluation as to the ultimate collectability of loans includes estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral. These estimates are affected by changing economic conditions and the economic prospects of borrowers. Collateral dependent loans are loans in which repayment is expected to be provided solely by the operation or sale of the underlying collateral and there are no other available and reliable sources of repayment. Collateral dependent loans are secured by (1) business assets, for C&I and other commercial loans; (2) real estate, for CRE and retail real estate loans; and (3) vehicles and other personal assets, for retail other loans. Loans are written down to the lower of cost or fair value of the underlying collateral, less estimated costs to sell. Busey had $57.4 million of collateral dependent loans as of June 30, 2026, and $47.8 million of collateral dependent loans as of December 31, 2025.
OREO and Other Repossessed Assets
Busey held $0.3 million of commercial OREO, an immaterial amount of residential OREO, and $2.6 million of other repossessed assets, as of June 30, 2026. Busey’s recorded investment in residential real estate loans that were in the process of foreclosure was $0.9 million as of June 30, 2026. Busey follows Federal Housing Finance Agency guidelines on single-family foreclosures and real estate owned evictions on portfolio loans.
Allowance for Credit Losses
A description of Busey's accounting policies and methodology related to the ACL, including the three components of the ACL—specific allocations/individual reserves, quantitative reserves, and qualitative reserves— is included under the heading “Allowance for Credit Losses” in “Note 1. Significant Accounting Policies” and “Note 4. Portfolio Loans” in Busey's 2025 Annual Report. There were no significant changes to the methodology during the six months ended June 30, 2026.
Busey's quantitative model incorporates various baseline forecast scenarios and national unemployment rates with either national gross domestic product, the national home price index, or the national commercial real estate price index. Due to the continued economic uncertainty in the markets in which Busey operates, in estimating the ACL, Busey uses a forecast period of 12 months with an immediate reversion to historical loss rates beyond this forecast period.
First Busey Corporation (BUSE) | 2026 Q2 — 31

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The following tables summarize activity in the ACL attributable to each lending activity. Allocation of a portion of the ACL to one lending activity does not preclude its availability to absorb losses from other lending activities:

	Three Months Ended June 30, 2026
(dollars in thousands)	C&I and Other Commercial	CRE	Real Estate Construction	Retail Real Estate	Retail Other	Total
ACL balance, March 31, 2026	$57,804	$70,100	$12,588	$27,140	$1,422	$169,054
Provision for loan losses	6,772	(8,060)	2,367	272	181	1,532
Charged-off	(8,688)	(228)	(101)	(283)	(167)	(9,467)
Recoveries	1,531	1,371	1	87	95	3,085
ACL balance, June 30, 2026	$57,419	$63,183	$14,855	$27,216	$1,531	$164,204

	Three Months Ended June 30, 2025
(dollars in thousands)	C&I and Other Commercial	CRE	Real Estate Construction	Retail Real Estate	Retail Other	Total
ACL balance, March 31, 2025	$89,304	$68,478	$8,689	$26,399	$2,340	$195,210
Provision for loan losses	(18,863)	13,370	4,300	2,597	(399)	1,005
Charged-off	(2,080)	(10,916)	—	(119)	(268)	(13,383)
Recoveries	217	3	83	165	34	502
ACL balance, June 30, 2025	$68,578	$70,935	$13,072	$29,042	$1,707	$183,334

	Six Months Ended June 30, 2026
(dollars in thousands)	C&I and Other Commercial	CRE	Real Estate Construction	Retail Real Estate	Retail Other	Total
ACL balance, December 31, 2025	$61,370	$70,328	$11,568	$29,178	$1,579	$174,023
Provision for loan losses	10,328	(8,294)	3,386	(1,672)	177	3,925
Charged-off	(16,193)	(228)	(101)	(434)	(351)	(17,307)
Recoveries	1,914	1,377	2	144	126	3,563
ACL balance, June 30, 2026	$57,419	$63,183	$14,855	$27,216	$1,531	$164,204
First Busey Corporation (BUSE) | 2026 Q2 — 32

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Six Months Ended June 30, 2025
(dollars in thousands)	C&I and Other Commercial	CRE	Real Estate Construction	Retail Real Estate	Retail Other	Total
ACL balance, December 31, 2024	$21,589	$32,301	$3,345	$23,711	$2,458	$83,404
Day 1 PCD[1]	75,569	21,588	2,112	1,430	84	100,783
Day 2 Provision for loan losses[2]	22,648	15,104	2,911	1,628	142	42,433
Provision for loan losses	(18,240)	12,977	4,611	2,094	(418)	1,024
Charged-off[3]	(33,301)	(11,169)	—	(119)	(629)	(45,218)
Recoveries	313	134	93	298	70	908
ACL balance, June 30, 2025	$68,578	$70,935	$13,072	$29,042	$1,707	$183,334
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
3.Charged-off amounts included $31.1 million for PCD loans assumed in the CrossFirst acquisition, which were fully reserved at acquisition and did not require recording additional provision expense.
NOTE 5. LEASES
Busey as the Lessee
Busey’s leases consist primarily of real estate leases for banking centers, ATM locations, and office space, as well as equipment leases. Lease-related balances that Busey reported on its Consolidated Balance Sheets (Unaudited) are presented in the table below:

		As of
(dollars in thousands)	Location	June 30, 2026	December 31, 2025
Lease balances
Right of use assets:
Operating leases	Other assets	$30,735	$30,204
Finance leases[1]	Premises and equipment, net	4,997	5,155
Total right of use assets		$35,732	$35,359

Lease liabilities:
Operating leases	Other liabilities	$34,422	$32,597
Finance leases	Long-term borrowings	6,134	6,223
Total lease liabilities		$40,556	$38,820
___________________________________________
1.Balances are presented net of accumulated amortization of $0.4 million at June 30, 2026, and $0.3 million at December 31, 2025.
First Busey Corporation (BUSE) | 2026 Q2 — 33

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Lease terms are summarized in the following table:

	As of
	June 30, 2026	December 31, 2025
Lease terms
Weighted average remaining lease terms:
Operating leases	7.23 years	7.41 years
Finance leases	15.76 years	16.26 years
Weighted average discount rates:
Operating leases	4.27%	4.24%
Finance leases	5.10%	5.10%
Costs recorded in connection with these leases are summarized in the table below:

		Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	Location	2026	2025	2026	2025
Lease costs
Operating lease costs:
Premises rent expense	Net occupancy expense of premises	$1,735	$1,788	$3,446	$2,738
Equipment rent expense	Furniture and equipment expenses	7	7	15	14
Finance lease costs:
Amortization expense	Net occupancy expense of premises	80	—	159	—
Interest expense	Long-term borrowings	77	—	155	—
Variable lease costs	Net occupancy expense of premises	9	15	19	30
Short-term lease costs	Net occupancy expense of premises	—	18	5	30
Total lease cost		$1,908	$1,828	$3,799	$2,812
Cash paid for amounts included in the measurement of lease liabilities is summarized in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Cash flows related to leases
Operating cash flows from operating leases	$3,034	$2,996	$6,039	$4,555
Operating cash flows from finance leases	77	—	155	—
Financing cash flows from finance leases	45	—	90	—

Right of use assets obtained in exchange for operating lease liabilities[1]	211	(1,115)	3,459	29,618
___________________________________________
1.The six months ended June 30, 2025, included $29.6 million right of use assets recognized in connection with the acquisition of CrossFirst.
First Busey Corporation (BUSE) | 2026 Q2 — 34

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Future undiscounted payments for leases with initial terms of one year or more are summarized in the table below:

	As of June 30, 2026
(dollars in thousands)	Operating Leases	Finance Leases
Rent commitments
Remainder of 2026	$3,439	$245
2027	6,572	528
2028	6,049	540
2029	5,075	540
2030	4,184	540
2031	3,942	540
Thereafter	10,948	6,085
Total undiscounted cash flows	40,209	9,018
Less: Amounts representing interest	5,787	2,884
Present value of net future minimum lease payments	$34,422	$6,134
As of June 30, 2026, Busey had commitments totaling $1.7 million for one lease contract with a future accounting commencement date.
Busey as the Lessor
Busey leases space to outside parties, consisting of operating leases primarily for offices and parking areas. Revenues recorded in connection with these leases are summarized in the table below:

		Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	Location	2026	2025	2026	2025
Rental income	Other noninterest income	$217	$217	$431	$433
Contractual terms for these leases extend through 2036. Under the terms of these lease agreements, Busey is entitled to receive aggregate future lease payments as shown in the table below:

(dollars in thousands)	As of June 30, 2026
Rents to be received
Remainder of 2026	$429
2027	634
2028	471
2029	273
2030	193
2031	54
Thereafter	183
Total lease payments from operating leases	$2,237
First Busey Corporation (BUSE) | 2026 Q2 — 35

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 6. DEPOSITS
The composition of Busey’s deposits is presented in the table below:

	As of
(dollars in thousands)	June 30, 2026	December 31, 2025
Deposits
Noninterest-bearing demand deposits	$3,496,319	$3,659,421
Interest-bearing transaction deposits	3,315,200	3,119,475
Saving deposits and money market deposits	5,934,920	5,697,172
Time deposits	2,382,306	2,429,890
Total deposits	$15,128,745	$14,905,958
Additional information about Busey’s deposits is presented in the table below:

	As of
(dollars in thousands)	June 30, 2026	December 31, 2025
Brokered interest-bearing transaction deposits	$43	$50,136
Brokered savings deposits and money market deposits	60,000	10,000
Brokered time deposits	—	10,004
Aggregate amount of time deposits with a minimum denomination of $100,000	1,657,910	1,674,862
Aggregate amount of time deposits with a minimum denomination that meets or exceeds the FDIC insurance limit of $250,000	896,354	876,207
Scheduled maturities of time deposits are presented in the table below:

(dollars in thousands)	As of June 30, 2026
Time deposits by schedule of maturities
Remainder of 2026	$1,728,608
2027	629,564
2028	13,741
2029	5,012
2030	3,411
2031	1,957
Thereafter	13
Time deposits	$2,382,306
First Busey Corporation (BUSE) | 2026 Q2 — 36

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 7. BORROWINGS
Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature daily. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The underlying securities are held by Busey’s safekeeping agent. Busey may be required to provide additional collateral based on fluctuations in the fair value of the underlying securities. Securities sold under agreements to repurchase are presented in the table below:

	As of
(dollars in thousands)	June 30, 2026	December 31, 2025
Securities sold under agreements to repurchase	$144,061	$166,929
Weighted average rate for securities sold under agreements to repurchase	2.39%	2.22%
Revolving Line of Credit
Pursuant to Busey’s Credit Agreement, as amended effective April 30, 2026, Busey has access to a $50.0 million revolving line of credit bearing an interest rate equal to the one-month Term SOFR rate plus 1.65%. The termination date for the revolving line of credit is April 30, 2027. As of June 30, 2026, there was no balance outstanding on the revolving line of credit. The revolving line of credit incurs an insignificant non-usage fee based on any undrawn amounts.
Short-term Borrowings
Busey’s short-term borrowings include, as applicable, loans maturing within one year of the loan origination date, the current portion of long-term debt that is due within 12 months, and federal funds purchased. Federal funds purchased are short-term borrowings that generally mature between one day and 90 days. Busey did not have any federal funds borrowings outstanding at June 30, 2026. Balances of short-term borrowings are presented in the table below:

	As of
(dollars in thousands)	June 30, 2026	December 31, 2025
Short-term borrowings
FHLB advances maturing in less than one year from date of origination, and the current portion of long-term FHLB advances due within 12 months	$28,333	$—
Total short-term borrowings	$28,333	$—
Funds borrowed from the FHLB, listed above, consisted of three notes with a weighted average interest rate of 3.17% and a weighted average maturity period of 11 months as of June 30, 2026.
First Busey Corporation (BUSE) | 2026 Q2 — 37

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Long-term Borrowings
Busey’s long-term borrowings consist of borrowings maturing more than one year from the loan origination date, excluding the current portion that is due within 12 months, and finance lease liabilities. Balances of long-term borrowings are presented in the table below:

	As of
(dollars in thousands)	June 30, 2026	December 31, 2025
Long-term borrowings
FHLB borrowings	$86,030	$102,792
Secured borrowings	3,161	4,791
Finance lease liabilities	6,134	6,223
Total long-term borrowings	$95,325	$113,806
Funds borrowed from the FHLB, listed above, consisted of 14 notes with a weighted average interest rate of 2.27% and a weighted average maturity period of 1.61 years as of June 30, 2026. Maturity dates for the long-term FHLB borrowings range from August 2027 through December 2030. In comparison, as of December 31, 2025, funds borrowed from the FHLB, listed above, consisted of 15 notes with a weighted average interest rate of 2.43% and a weighted average maturity period of 1.96 years.
SBA loans assumed in the CrossFirst acquisition that did not qualify for sale accounting treatment are presented as secured borrowings. Secured borrowings consisted of six notes with a weighted average maturity period of 15.20 years as of June 30, 2026. Maturity dates for the secured borrowings range from September 2030 through September 2045. In comparison, as of December 31, 2025, secured borrowings consisted of seven notes with a weighted average maturity period of 17.01 years.
Subordinated Notes
On June 2, 2022, First Busey issued $100.0 million aggregate principal amount of 5.000% fixed-to-floating rate subordinated notes maturing June 15, 2032, which qualify as Tier 2 capital for regulatory purposes. The price to the public for the subordinated notes was 100% of the principal amount of the subordinated notes. Interest on the subordinated notes accrues at a rate equal to (1) 5.000% per annum from the original issue date to, but excluding, June 15, 2027, payable semiannually in arrears, and (2) a floating rate per annum equal to a benchmark rate, which is the Three-Month Term SOFR (as defined in the subordinated notes), plus a spread of 252 bps from and including June 15, 2027, payable quarterly in arrears. The subordinated notes have an optional redemption, in whole or in part, on any interest payment date on or after June 15, 2027.
Unamortized debt issuance costs related to Busey’s subordinated notes are presented in the table below:

	As of
(dollars in thousands)	June 30, 2026	December 31, 2025
Unamortized debt issuance costs	$397	$605
Junior Subordinated Debt Owed to Unconsolidated Trusts
On June 17, 2026, First Busey completed the previously announced redemption of trust preferred securities issued by First Busey Statutory Trust II and the related junior subordinated notes.
First Busey Corporation (BUSE) | 2026 Q2 — 38

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 8. REGULATORY CAPITAL
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
Banking regulations identify five capital categories for insured depository institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. As of June 30, 2026, and December 31, 2025, all capital ratios of Busey and Busey Bank exceeded well capitalized levels under the applicable regulatory capital adequacy guidelines. Management believes that no events or changes have occurred subsequent to June 30, 2026, that would change this designation.
Capital Amounts and Ratios
The following tables summarize regulatory capital requirements applicable to Busey and Busey Bank:

	As of June 30, 2026
	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital to risk weighted assets
Busey	$1,859,031	12.53%	$667,908	4.50%	$964,756	6.50%
Busey Bank	$2,168,464	14.65%	$665,889	4.50%	$961,839	6.50%

Tier 1 capital to risk weighted assets
Busey	$2,081,781	14.03%	$890,544	6.00%	$1,187,391	8.00%
Busey Bank	$2,168,464	14.65%	$887,852	6.00%	$1,183,802	8.00%

Total capital to risk weighted assets
Busey	$2,390,209	16.10%	$1,187,391	8.00%	$1,484,239	10.00%
Busey Bank	$2,312,314	15.63%	$1,183,802	8.00%	$1,479,753	10.00%

Leverage ratio of Tier 1 capital to average assets
Busey	$2,081,781	11.86%	$702,084	4.00%	N/A	N/A
Busey Bank	$2,168,464	12.38%	$700,802	4.00%	$876,002	5.00%
First Busey Corporation (BUSE) | 2026 Q2 — 39

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of December 31, 2025
	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital to risk weighted assets
Busey	$1,920,388	12.43%	$694,987	4.50%	$1,003,870	6.50%
Busey Bank	$2,150,048	13.97%	$692,654	4.50%	$1,000,500	6.50%

Tier 1 capital to risk weighted assets
Busey	$2,143,138	13.88%	$926,650	6.00%	$1,235,533	8.00%
Busey Bank	$2,150,048	13.97%	$923,539	6.00%	$1,231,385	8.00%

Total capital to risk weighted assets
Busey	$2,459,847	15.93%	$1,235,533	8.00%	$1,544,416	10.00%
Busey Bank	$2,287,179	14.86%	$1,231,385	8.00%	$1,539,231	10.00%

Leverage ratio of Tier 1 capital to average assets
Busey	$2,143,138	11.93%	$718,334	4.00%	N/A	N/A
Busey Bank	$2,150,048	12.00%	$716,476	4.00%	$895,596	5.00%
Capital Conservation Buffer
Busey is subject to a capital conservation buffer pursuant to the Basel III Rule, composed entirely of common equity Tier 1 capital, which is added to the minimum risk-weighted asset ratios. The capital conservation buffer is not a minimum capital requirement; however, banking institutions with a ratio of common equity Tier 1 capital to risk-weighted assets below the capital conservation buffer will face constraints on dividends, equity repurchases, and discretionary bonus payments based on the amount of the shortfall. In order to avoid regulatory limits on dividends, equity repurchases, and discretionary bonus payments, banking institutions must maintain minimum ratios of (1) common equity Tier 1 capital to risk-weighted assets of at least 7.0%, (2) Tier 1 capital to risk-weighted assets of at least 8.5%, and (3) total capital to risk-weighted assets of at least 10.5%.
NOTE 9. TAX CREDIT INVESTMENTS AND OTHER INVESTMENTS IN UNCONSOLIDATED ENTITIES
Busey’s investments in unconsolidated entities and related unfunded investment obligations are summarized in the table below for the periods indicated:

		As of
(dollars in thousands)	Location	June 30, 2026	December 31, 2025
Investments in unconsolidated entities
Tax credit investments	Other assets	$129,930	$119,634
Other investments in unconsolidated entities	Other assets	37,717	46,361
Investments in unconsolidated entities		$167,647	$165,995

Unfunded investment obligations	Other liabilities	$70,277	$68,690
First Busey Corporation (BUSE) | 2026 Q2 — 40

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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Income tax credits and other tax benefits	$5,203	$4,319	$10,128	$8,908
Amortization of investments in tax-advantaged projects	4,639	3,829	9,071	7,937
NOTE 10. STOCK-BASED COMPENSATION
Changes in Busey’s outstanding equity awards are presented in the tables below:

	RSU Awards	PSU Awards[1]	DSU Awards
Nonvested at December 31, 2025	1,320,537	525,501	41,218
Granted	287,101	279,148	34,655
Dividend equivalents earned	22,856	1,877	4,163
Vested	(615,849)	(43,283)	(45,043)
Forfeited	(94,764)	(53,944)	—
Nonvested at June 30, 2026	919,881	709,299	34,993

Vested and outstanding at June 30, 2026	—	—	191,118
___________________________________________
1.Represents target shares at the grant date.

	Options	SSARs
Outstanding at December 31, 2025	15,106	270,398
Exercised	(5,720)	(140,232)
Forfeited	—	(1,430)
Expired	(2,640)	—
Outstanding at June 30, 2026	6,746	128,736

Exercisable at June 30, 2026	6,746	113,328
2020 Equity Plan
On May 20, 2020, the 2020 Equity Plan was approved by stockholders at the 2020 Annual Meeting of Stockholders. A description of the 2020 Equity Plan, as originally approved, can be found in Appendix A within First Busey’s Proxy Statement for the 2020 Annual Meeting of Stockholders filed on April 9, 2020. The 2020 Equity Plan has been amended twice, as follows:
•On May 24, 2023, an amendment and restatement of the 2020 Equity Plan was approved by stockholders at the 2023 Annual Meeting of Stockholders. Terms of the amended and restated 2020 Equity Plan remained substantially identical to those of the originally approved 2020 Equity Plan, other than a 1,350,000 increase in the number of shares authorized for issuance under the 2020 Equity Plan. More information can be found in Appendix A within First Busey’s Proxy Statement for the 2023 Annual Meeting of Stockholders filed on April 14, 2023.
First Busey Corporation (BUSE) | 2026 Q2 — 41

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
•On May 20, 2026, a second amendment and restatement of the 2020 Equity Plan was approved by stockholders at the 2026 Annual Meeting of Stockholders. Terms of the second amended and restated 2020 Equity Plan are substantially identical to those of the originally approved 2020 Equity Plan, as first amended and restated on May 24, 2023, other than an increase of 2,100,000 in the number of shares authorized for issuance under the 2020 Equity Plan. More information can be found in Appendix A within First Busey’s Revised Proxy Statement for the 2026 Annual Meeting of Stockholders filed on April 13, 2026.
Shares remaining available for issuance under Busey’s equity compensation plans as of June 30, 2026, are set forth in the table below:

Plan	Shares Remaining Available for Issuance Pursuant to the Plan
2020 Equity Plan	2,283,484
ESPP	236,152
Stock-based Compensation Expense
Busey recognized compensation expense related to non-vested equity awards as summarized in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Stock-based compensation expense
Salaries and employee benefits[1]	$2,441	$5,213	$6,371	$8,430
Other noninterest expense[2]	123	220	329	397
Total stock-based compensation expense	$2,564	$5,433	$6,700	$8,827
___________________________________________
1.Includes expenses for RSUs, PSUs, SSARs, and the ESPP.
2.Represents expenses for DSU awards.
Unamortized compensation expense related to non-vested equity awards is summarized in the table below:

As of
(dollars in thousands)	June 30, 2026	December 31, 2025
Unamortized stock-based compensation	$22,677	$15,309
Weighted average period over which expense is to be recognized on awards issued under Busey's 2020 Equity Plan	2.1 years	1.8 years
Weighted average period over which expense is to be recognized on CrossFirst replacement awards	11 months	1.2 years
First Busey Corporation (BUSE) | 2026 Q2 — 42

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 11. OUTSTANDING COMMITMENTS AND CONTINGENT LIABILITIES
Commitments and Credit Risk
A summary of the contractual amount of Busey’s exposure to off-balance sheet risk relating to commitments is presented in the table below:

	As of
(dollars in thousands)	June 30, 2026	December 31, 2025
Off-Balance Sheet Commitments
Commitments to extend credit	$4,006,100	$4,696,867
Standby letters of credit	103,742	123,746
Total commitments	$4,109,842	$4,820,613
Legal Matters
Busey is a party to legal actions which arise in the normal course of its business activities. Additionally, on November 25, 2025, First Busey filed two lawsuits against the Illinois Secretary of State in connection with an ongoing dispute regarding the amount of franchise taxes, penalties, interest, fees, and charges purportedly due from First Busey to the Illinois Secretary of State, as described in more detail under the heading “Franchise Tax Matter” below. Legal and administrative proceedings are subject to inherent uncertainties. While unfavorable outcomes could occur, Busey does not believe at this time that any potential liabilities relating to pending or potential legal matters are likely to have a material impact on Busey's results of operations or financial position.
Franchise Tax Matter
In 2021, First Busey received an inquiry from the Illinois Secretary of State, pursuant to which the Illinois Secretary of State asked for additional information regarding certain of First Busey’s franchise tax filings and the calculation of amounts due thereunder. The franchise tax is established by the Illinois Business Corporation Act (“BCA”) 805 ILCS 5/1 et seq., and is a tax imposed on foreign and domestic corporations for the privilege of conducting business in Illinois. First Busey has been cooperating with the inquiry since the initial outreach from the Illinois Secretary of State in 2021 and in October 2024 delivered additional BCA forms requested by the Illinois Secretary of State, with a full reservation of rights by First Busey.
On March 20, 2025, the Illinois Secretary of State requested that First Busey resubmit the requested forms using a proposed methodology for paid-in capital that First Busey views as inconsistent with the Illinois Secretary of State’s past practice, and existing statutory and case law. Accordingly, on May 14, 2025, within the Illinois Secretary of State’s requested timeframe, First Busey informed the Illinois Secretary of State that it would not resubmit the requested forms with the methodology that First Busey disputes and requested that the parties instead continue good faith discussions. On July 2, 2025, First Busey received a notice of hearing from the Illinois Secretary of State indicating that an administrative hearing has been scheduled to “ascertain” the required amount of franchise taxes, penalties, interest, fees, and charges purportedly due from First Busey to the Illinois Secretary of State. In the notice, the Illinois Secretary of State requested a determination of an amount due that the Illinois Secretary of State preliminarily estimated in excess of $28.0 million, including in excess of $17.4 million in interest and approximately $0.3 million in penalties. First Busey disagrees with the Illinois Secretary of State’s preliminary estimate and believes that the Illinois Secretary of State’s request is contrary not only to the Illinois Secretary of State’s past practice, but also existing statutory and case law. First Busey intends to vigorously defend itself against the Illinois Secretary of State’s notice, including through appropriate judicial relief. To that end, on July 31, 2025, First Busey filed a special appearance with the Illinois Secretary of State’s Department of Administrative Hearings solely for the limited purpose of contesting the jurisdiction of the Illinois Secretary of State to initiate and conduct the administrative hearing, and on November 25, 2025, First Busey filed two lawsuits against the Illinois Secretary of State in connection with this matter: one in federal court, First Busey Corporation v. Alexi Giannoulias, No. 3:25-cv-50488 (N.D. Ill.); and one in Illinois state court, First Busey Corporation v. Alexi Giannoulias, No. 25-MR-283 (Sixth Judicial Circuit of Illinois, Champaign County). Both lawsuits and the administrative hearing remain pending.
First Busey Corporation (BUSE) | 2026 Q2 — 43

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Where a loss is believed to be reasonably possible, but not probable, or the loss cannot be reasonably estimated, no accrual is required. Given the underlying disagreement between First Busey and the Illinois Secretary of State on the proper methodology for calculating any franchise tax owed, the loss cannot be reasonably estimated. It is reasonably possible that this matter could require First Busey to pay additional taxes, including potential penalties and interest, or make other expenditures or accrue liabilities in amounts that could not be reasonably estimated as of June 30, 2026. If the likelihood of potential liabilities elevates and First Busey becomes able to reasonably estimate the loss, requiring an accrual, the potential future liabilities could be material in the period(s) in which they are recorded.
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
To secure its obligations under derivative contracts, Busey pledged cash and held collateral as follows:

	As of
(dollars in thousands)	June 30, 2026	December 31, 2025
Cash pledged to secure obligations under derivative contracts	$14,400	$14,400
Collateral held to secure obligations under derivative contracts	7,720	5,050
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
Interest Rate Swaps Designated as Cash Flow Hedges
Interest rate swaps with notional amounts totaling $800.0 million as of June 30, 2026, and $500.0 million as of December 31, 2025, were designated as cash flow hedges. Busey entered into a $300.0 million receive-fixed, pay-floating interest rate swap to reduce Busey’s asset sensitivity (“Prime Loan Swap”). Duration was added to Busey’s loan portfolio by fixing a portion of floating prime-based loans. Interest rates had risen above their historical lows allowing Busey to lock in a portion of its loan portfolio to reduce asset sensitivity while creating a more stable margin in a volatile rate market. These hedges were determined to be highly effective during the period, and Busey expects its hedges to remain highly effective during the remaining terms of the swaps. Further, Busey entered into forward-starting SOFR-based receive-fixed pay-floating interest rate swaps totaling $500.0 million to reduce Busey’s asset sensitivity (“SOFR Loan Swaps”). These hedges were determined to be highly effective during the period, and Busey expects its hedges to remain highly effective during the remaining terms of the swaps. Changes in fair value were recorded net of tax in OCI.
First Busey Corporation (BUSE) | 2026 Q2 — 44

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
A summary of the interest-rate swaps designated as cash flow hedges is presented below:

		As of
(dollars in thousands)	Location	June 30, 2026	December 31, 2025
Prime Loan Swap
Notional amount		$300,000	$300,000
Weighted average receive rate, fixed		4.81%	4.81%
Weighted average pay rate, variable Prime		6.75%	6.81%
Weighted average maturity		2.60 years	3.10 years

SOFR Loan Swaps
Notional amount		$500,000	$200,000
Weighted average receive rate, fixed		3.72%	3.78%
Weighted average pay rate, variable 1-month CME Term SOFR[1]		3.63%	3.82%
Weighted average maturity		4.53 years	3.76 years

Gross aggregate fair value of the swaps
Gross aggregate fair value of swap assets	Other assets	$43	$3,215
Gross aggregate fair value of swap liabilities	Other liabilities	19,820	14,589

Balances carried in AOCI
Unrealized gains (losses) on cash flow hedges, net of tax	AOCI	$(13,972)	$(7,616)
___________________________________________
1.As of June 30, 2026, a pay rate was not yet established for a 6-month forward-starting SOFR loan swap with a notional amount of $200 million, which was entered into during the first quarter of 2026. For purposes of the weighted average pay rate calculation, Busey used the rate that would have been applicable for this loan swap as of June 30, 2026, if not for the deferred period.
During the next 12 months, Busey expects to reclassify unrealized gains and losses from OCI to interest income as shown in the following table. Amounts actually recognized could differ from these expectations due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to June 30, 2026.

(dollars in thousands)	As of June 30, 2026
Unrealized losses expected to be reclassified from OCI to interest income	$(444)
Changes in interest income recorded on these swap transactions is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Decrease in interest income on swap transactions	$(1,387)	$(2,265)	$(2,790)	$(4,325)
First Busey Corporation (BUSE) | 2026 Q2 — 45

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Net gains and losses relating to cash flow derivative instruments that were recorded in OCI on the Consolidated Statements of Income (Unaudited) are presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Unrealized gains (losses) on cash flow hedges
Net gains (losses) recognized in OCI, net of tax	$(5,664)	$2,598	$(8,447)	$7,239
Losses reclassified from OCI to interest income, net of tax	1,039	1,693	2,091	3,198
Net change in unrealized gains (losses) on cash flow hedges, net of tax	$(4,625)	$4,291	$(6,356)	$10,437
Derivative Instruments Not Designated as Hedges
Interest Rate Swaps Not Designated as Hedges
Busey may offer interest rate swap contracts to its customers in connection with their risk management needs. Busey manages the risk associated with these contracts by entering into equal and offsetting derivative agreements with other financial institutions. These contracts supported variable rate, commercial loan relationships totaling $1.33 billion as of June 30, 2026, and $1.16 billion as of December 31, 2025. These derivatives generally worked together as an economic interest rate hedge, but Busey did not designate them for hedge accounting treatment. Consequently, changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred.
Amounts and fair values of derivative assets and derivative liabilities related to customer interest rate swaps recorded on the Consolidated Balance Sheets (Unaudited) are summarized as follows:

		As of June 30, 2026		As of December 31, 2025
(dollars in thousands)	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative assets not designated as hedging instruments
Interest rate swaps: receive-fixed, pay-floating	Other assets	$375,604	$3,236	$703,286	$11,542
Interest rate swaps: receive-floating, pay-fixed	Other assets	953,930	21,432	456,973	15,998
Derivative assets not designated as hedging instruments		$1,329,534	$24,668	$1,160,259	$27,540

Derivative liabilities not designated as hedging instruments
Interest rate swaps: receive-fixed, pay-floating	Other liabilities	$953,930	$21,432	$456,973	$15,998
Interest rate swaps: receive-floating, pay-fixed	Other liabilities	375,604	3,236	703,286	11,542
Derivative liabilities not designated as hedging instruments		$1,329,534	$24,668	$1,160,259	$27,540
First Busey Corporation (BUSE) | 2026 Q2 — 46

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Changes in fair value of these derivative assets and derivative liabilities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Interest rate swaps
Receive-fixed, pay-floating	$230	$(1,972)	$(2,886)	$1,062
Receive-floating, pay-fixed	(230)	1,972	2,886	(1,062)
Net change in fair value of interest rate swaps	$—	$—	$—	$—
Risk Participation Agreements
To manage the credit risk exposure related to customer-facing swaps, Busey entered into risk participation agreements that were not designated as hedging instruments in conjunction with loan participation arrangements with other financial institutions. Under these risk participation agreements, Busey purchased credit risk participation, paying an up-front fee to a counterparty to accept a portion of its credit exposure, and will receive a payment from the counterparty if the swap customer defaults on its obligations. Busey also acquired additional risk participation agreements entered into by CrossFirst, in which CrossFirst purchased credit risk participation, and Busey will receive a payment from the counterparty if the swap customer defaults on its obligations.
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
Notional amounts of the risk participation agreements reflect the participating banks’ pro-rata shares of the derivative instruments, consistent with their shares of the related participated loans. The risk participation agreements mature between August 2026 and October 2033, and are summarized as follows:

		As of June 30, 2026		As of December 31, 2025
(dollars in thousands)	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Risk participation agreements
Purchased	Other assets	$74,808	$12	$74,590	$30
Sold	Other liabilities	95,783	29	108,743	65
Changes in fair value of these derivative assets and derivative liabilities were recognized on the Consolidated Statements of Income (Unaudited) as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	Location	2026	2025	2026	2025
Risk participation agreements
Gains recognized in earnings	Other noninterest expense	$9	$5	$18	$7
Gains (losses) recognized in earnings	Other noninterest income	—	(3)	—	(14)
Net change in fair value of risk participation agreements		$9	$2	$18	$(7)
First Busey Corporation (BUSE) | 2026 Q2 — 47

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Foreign Currency Exchange Contracts
From time to time, Busey enters into foreign currency exchange forward contracts that are not designated as hedging instruments to support its customers’ or its own business requirements. Foreign currency contracts, which involve the exchange of one currency for another on a specified date and at a specified rate, are used to manage fluctuations in foreign exchange rates. Foreign currency exchange contracts are carried at fair value. Amounts and fair values of foreign currency exchange derivative instruments included on the Consolidated Balance Sheets (Unaudited) are summarized as follows:

		As of June 30, 2026		As of December 31, 2025
(dollars in thousands)	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign currency exchange contract	Other assets	$3,226	$172	$—	$—
Gains and/or losses relating to foreign currency exchange derivative instruments are reported in noninterest income on the Consolidated Statements of Income (Unaudited), and are summarized as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	Location	2026	2025	2026	2025
Gains on foreign currency exchange contracts	Other noninterest income	$14	$—	$25	$—
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
First Busey Corporation (BUSE) | 2026 Q2 — 48

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Amounts and fair values of mortgage banking derivatives included on the Consolidated Balance Sheets (Unaudited) are summarized as follows:

		As of June 30, 2026		As of December 31, 2025
(dollars in thousands)	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Mortgage banking derivative assets
Interest rate lock commitments	Other assets	$2,240	$47	$6,159	$145
Forward sales commitments	Other assets	6,731	85	1,520	2
Mortgage banking derivative assets		$8,971	$132	$7,679	$147

Mortgage banking derivative liabilities
Forward sales commitments	Other liabilities	$2,307	$6	$9,278	$26
Mortgage banking derivative liabilities		$2,307	$6	$9,278	$26
Gains and losses relating to these derivative instruments are reported in noninterest income, and are summarized as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	Location	2026	2025	2026	2025
Net gains (losses) on mortgage banking derivatives
Gains (losses) on interest rate lock commitments	Other noninterest income	$58	$239	$102	$481
Gains (losses) on forward sales commitments	Other noninterest income	27	26	123	(61)
Net gains (losses) on mortgage banking derivatives		$85	$265	$225	$420
NOTE 13. FAIR VALUE MEASUREMENTS
The fair value of an asset or liability is the price that would be received by selling that asset or paid in transferring that liability (exit price) in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. ASC Topic 820 “Fair Value Measurement” establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:
•Level 1 Inputs—Unadjusted quoted prices in active markets for identical assets or liabilities that Busey has the ability to access at the measurement date.
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
First Busey Corporation (BUSE) | 2026 Q2 — 49

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
•Level 3 Inputs—Unobservable inputs for estimating the fair values of assets or liabilities that reflect Busey’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.
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
First Busey Corporation (BUSE) | 2026 Q2 — 50

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The following tables summarize financial assets and financial liabilities measured at estimated fair value on a recurring basis:

	As of June 30, 2026
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Debt securities available for sale:
Obligations of U.S. government corporations and agencies	$—	$105,771	$—	$105,771
Obligations of states and political subdivisions	—	268,977	—	268,977
Asset-backed securities	—	227,006	—	227,006
Commercial mortgage-backed securities	—	149,122	—	149,122
Residential mortgage-backed securities	—	1,472,582	—	1,472,582
Corporate debt securities	—	41,709	—	41,709
Equity securities	174	16,223	—	16,397
Derivative assets	—	25,015	12	25,027
Derivative liabilities	—	44,494	29	44,523

	As of December 31, 2025
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Debt securities available for sale:
Obligations of U.S. government corporations and agencies	$—	$112,046	$—	$112,046
Obligations of states and political subdivisions	—	263,873	—	263,873
Asset-backed securities	—	265,580	—	265,580
Commercial mortgage-backed securities	—	132,942	—	132,942
Residential mortgage-backed securities	—	1,344,416	—	1,344,416
Corporate debt securities	—	43,691	—	43,691
Equity securities	155	14,761	—	14,916
Derivative assets	—	30,902	30	30,932
Derivative liabilities	—	42,155	65	42,220
First Busey Corporation (BUSE) | 2026 Q2 — 51

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Activity for Busey's risk participation agreements, which are measured at estimated fair value on a recurring basis using Level 3 inputs, is summarized in the table below:

		Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	Location	2026	2025	2026	2025
Beginning Balance		$(26)	$(39)	$(35)	$5
Gains recognized in earnings	Other noninterest expense	9	5	18	7
Losses recognized in earnings[1]	Other noninterest income	—	(3)	—	(14)
Purchases		—	(26)	—	(26)
Sales		—	18	—	24
Assumed in business combinations[2]		—	—	—	(41)
Ending Balance		$(17)	$(45)	$(17)	$(45)
___________________________________________
1.CrossFirst Bank, which First Busey operated as a separate banking subsidiary from the time of its acquisition on March 1, 2025, until it was merged with and into Busey Bank on June 20, 2025, recorded gains and losses on its risk participation agreements as other noninterest income. Throughout 2025, Busey accounted for the CrossFirst portfolio of risk participation agreements consistent with this methodology. Beginning in 2026, gains and losses recognized on Busey’s full portfolio of risk participation agreements, is recorded as other noninterest expense.
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
First Busey Corporation (BUSE) | 2026 Q2 — 52

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The following tables summarize financial assets and financial liabilities measured at estimated fair value on a non-recurring basis:

	As of June 30, 2026
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Loans evaluated individually, net of related allowance	$—	$—	$26,057	$26,057
OREO and other repossessed assets with subsequent impairment	—	—	2,623	2,623
Bank property held for sale with impairment	—	—	1,661	1,661

	As of December 31, 2025
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Loans evaluated individually, net of related allowance	$—	$—	$19,604	$19,604
OREO and other repossessed assets with subsequent impairment	—	—	4,409	4,409
Bank property held for sale with impairment	—	—	1,855	1,855
The following tables present additional quantitative information about assets measured at estimated fair value on a non-recurring basis using Level 3 inputs:

	As of June 30, 2026
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Loans evaluated individually, net of related allowance	$26,057	Appraisal of collateral	Appraisal adjustments	-1.6% to -100.0% (-34.5)%
OREO and other repossessed assets with subsequent impairment	2,623	Appraisal of collateral	Appraisal adjustments	-6.3% to -24.1% (-6.9)%
Bank property held for sale with impairment	1,661	Appraisal of collateral or real estate listing price	Appraisal adjustments	-9.0% to -46.1% (-36.1)%

	As of December 31, 2025
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Loans evaluated individually, net of related allowance	$19,604	Appraisal of collateral	Appraisal adjustments	-1.6% to -100.0% (-44.6)%
OREO and other repossessed assets with subsequent impairment	4,409	Appraisal of collateral	Appraisal adjustments	-2.8% to -24.1% (-4.5)%
Bank property held for sale with impairment	1,855	Appraisal of collateral or real estate listing price	Appraisal adjustments	-9.0% to -58.0% (-39.4)%
First Busey Corporation (BUSE) | 2026 Q2 — 53

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Financial Assets and Financial Liabilities That Are Not Carried at Fair Value
Fair values of financial instruments that are not carried at fair value on Busey’s Consolidated Balance Sheets (Unaudited) were estimated as follows:

	As of June 30, 2026		As of December 31, 2025
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Level 1 inputs:
Cash and cash equivalents	$665,373	$665,373	$280,227	$280,227
Level 2 inputs:
Interest-bearing time deposits in other banks	14,450	12,491	13,825	11,880
Debt securities held to maturity	703,988	579,303	746,385	625,957
Loans held for sale	8,660	8,729	5,752	5,886
Restricted bank stock	83,171	83,171	77,006	77,006
Accrued interest receivable	72,758	72,758	71,788	71,788
Level 3 inputs:
Portfolio loans, net	13,030,950	12,866,338	13,393,776	13,472,907
Mortgage servicing rights	1,500	5,818	1,459	5,176
Other servicing rights	1,985	2,222	2,086	2,193

Financial liabilities
Level 2 inputs:
Time deposits	$2,382,306	$2,373,388	$2,429,890	$2,425,290
Securities sold under agreements to repurchase	144,061	144,061	166,929	166,929
Short-term borrowings	28,333	28,092	—	—
Long-term borrowings	95,325	94,562	113,806	113,853
Junior subordinated debt owed to unconsolidated trusts	62,473	58,363	77,328	71,407
Accrued interest payable	19,018	19,018	25,372	25,372
Level 3 inputs:
Subordinated notes, net of unamortized issuance costs	99,603	98,250	99,395	94,500
First Busey Corporation (BUSE) | 2026 Q2 — 54

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 14. EARNINGS PER COMMON SHARE
Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding, which include DSUs that are vested but not delivered. Net income available to common stockholders is net income less dividends that have been declared on First Busey’s preferred stock (all of which is non-cumulative). Diluted earnings per common share is computed using the treasury stock method and reflects the potential dilution that could occur if shares were issued for Busey’s outstanding equity-based awards.
Earnings per common share have been computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2026	2025	2026	2025
Net income	$63,176	$47,404	$113,157	$17,414
Dividends on preferred stock	(4,590)	(155)	(9,179)	(155)
Net income available to common stockholders	$58,586	$47,249	$103,978	$17,259

Weighted average number of common shares outstanding, basic	84,498,030	89,645,040	85,588,955	79,139,706
Dilutive effect of outstanding equity-based awards	887,352	1,238,671	1,013,323	1,111,871
Weighted average number of common shares outstanding, diluted	85,385,382	90,883,711	86,602,278	80,251,577

Basic earnings per common share	$0.69	$0.53	$1.21	$0.22
Diluted earnings per common share	$0.69	$0.52	$1.20	$0.22

Anti-dilutive equity-based awards	68,094	28,561	34,047	223,149
NOTE 15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present changes in AOCI by component, net of tax, for the periods indicated:

	Three Months Ended June 30, 2026
(dollars in thousands)	Unrealized Gains (Losses) on Debt Securities Available For Sale	Unrecognized Gains (Losses) on Debt Securities Held to Maturity	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance, March 31, 2026	$(108,779)	$(17,427)	$(9,347)	$(135,553)
Unrealized holding gains (losses), net	(1,576)	—	(5,664)	(7,240)
Amounts reclassified from AOCI, net	—	—	1,039	1,039
Amortization of unrecognized losses on securities transferred to held to maturity	—	674	—	674
Balance, June 30, 2026	$(110,355)	$(16,753)	$(13,972)	$(141,080)
First Busey Corporation (BUSE) | 2026 Q2 — 55

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended June 30, 2025
(dollars in thousands)	Unrealized Gains (Losses) on Debt Securities Available For Sale	Unrecognized Gains (Losses) on Debt Securities Held to Maturity	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance, March 31, 2025	$(137,725)	$(21,426)	$(13,659)	$(172,810)
Unrealized holding gains (losses), net	11,988	—	2,598	14,586
Amounts reclassified from AOCI, net	(8)	—	1,693	1,685
Amortization of unrecognized losses on securities transferred to held to maturity	—	1,228	—	1,228
Balance, June 30, 2025	$(125,745)	$(20,198)	$(9,368)	$(155,311)

	Six Months Ended June 30, 2026
(dollars in thousands)	Unrealized Gains (Losses) on Debt Securities Available For Sale	Unrecognized Gains (Losses) on Debt Securities Held to Maturity	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance, December 31, 2025	$(98,693)	$(18,164)	$(7,616)	$(124,473)
Unrealized holding gains (losses), net	(11,644)	—	(8,447)	(20,091)
Amounts reclassified from AOCI, net	(18)	—	2,091	2,073
Amortization of unrecognized losses on securities transferred to held to maturity	—	1,411	—	1,411
Balance, June 30, 2026	$(110,355)	$(16,753)	$(13,972)	$(141,080)

	Six Months Ended June 30, 2025
(dollars in thousands)	Unrealized Gains (Losses) on Debt Securities Available For Sale	Unrecognized Gains (Losses) on Debt Securities Held to Maturity	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance, December 31, 2024	$(165,680)	$(21,554)	$(19,805)	$(207,039)
Unrealized holding gains (losses), net	28,569	—	7,239	35,808
Amounts reclassified from AOCI, net	11,366	—	3,198	14,564
Amortization of unrecognized losses on securities transferred to held to maturity	—	1,356	—	1,356
Balance, June 30, 2025	$(125,745)	$(20,198)	$(9,368)	$(155,311)
First Busey Corporation (BUSE) | 2026 Q2 — 56

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 16. OPERATING SEGMENTS AND RELATED INFORMATION
Busey is organized into three reportable operating segments: Banking, Wealth Management, and FirsTech. These operating segments are strategic business units that are separately managed, as they offer different products and services and have different marketing strategies.
•The Banking operating segment provides a full range of banking services to individual and corporate customers through its banking center network in Illinois, Missouri, Texas, Arizona, Colorado, Florida, Kansas, Oklahoma, Indiana, and New Mexico.
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
Additional information about Busey’s operating segments is included in “Note 23. Operating Segments and Related Information” of Busey’s 2025 Annual Report.
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
Goodwill and total assets are summarized below by operating segment. The “other” category included in the tables below consists of the parent company and the elimination of intercompany transactions:

	As of June 30, 2026
(dollars in thousands)	Banking	Wealth Management	FirsTech	Other	Total
Goodwill	$359,263	$14,108	$8,992	$—	$382,363
Total assets	17,962,087	164,648	44,485	20,647	18,191,867

	As of December 31, 2025
(dollars in thousands)	Banking	Wealth Management	FirsTech	Other	Total
Goodwill	$360,180	$14,108	$8,992	$—	$383,280
Total assets	17,880,797	152,422	45,373	26,144	18,104,736
First Busey Corporation (BUSE) | 2026 Q2 — 57

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Financial results by operating segment, including significant expense categories provided to the chief operating decision maker, are summarized below:

	Three Months Ended June 30, 2026
(dollars in thousands)	Banking	Wealth Management	FirsTech	Other	Total
Interest income	$224,349	$—	$—	$76	$224,425
Intersegment interest income	—	—	14	(14)	—
Interest expense	69,410	—	—	2,613	72,023
Intersegment interest expense	300	—	—	(300)	—
Net interest income	154,639	—	14	(2,251)	152,402
Provision for credit losses	2,189	—	—	—	2,189
Net interest income after provision for credit losses	152,450	—	14	(2,251)	150,213

Noninterest income
Wealth management fees	—	19,981	—	—	19,981
Payment technology solutions	—	—	4,968	—	4,968
Treasury management services	4,789	—	—	—	4,789
Capital markets income	1,871	—	—	—	1,871
Card services and ATM fees	4,813	—	—	—	4,813
Other service charges on deposit accounts	1,407	—	—	—	1,407
All other noninterest income	4,289	164	—	2,029	6,482
Intersegment noninterest income	2,832	—	531	(3,363)	—
Noninterest income	20,001	20,145	5,499	(1,334)	44,311

Revenue	174,640	20,145	5,513	(3,585)	196,713

Noninterest expense
Salaries and employee benefits	56,801	8,115	2,761	—	67,677
Data processing	7,266	704	872	26	8,868
Amortization of intangible assets	4,066	166	—	—	4,232
Interchange expense	—	—	1,096	—	1,096
All other noninterest expense	27,605	545	771	1,841	30,762
Intersegment noninterest expense	650	749	539	(1,938)	—
Noninterest expense	96,388	10,279	6,039	(71)	112,635

Income (loss) before income taxes	76,063	9,866	(526)	(3,514)	81,889
Income taxes	17,328	2,368	(128)	(855)	18,713
Net income	$58,735	$7,498	$(398)	$(2,659)	$63,176
First Busey Corporation (BUSE) | 2026 Q2 — 58

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended June 30, 2025
(dollars in thousands)	Banking	Wealth Management	FirsTech	Other	Total
Interest income	$247,444	$—	$—	$2	$247,446
Intersegment interest income	—	—	17	(17)	—
Interest expense	90,247	—	—	4,016	94,263
Intersegment interest expense	866	—	—	(866)	—
Net interest income	156,331	—	17	(3,165)	153,183
Provision for credit losses	5,700	—	—	—	5,700
Net interest income after provision for credit losses	150,631	—	17	(3,165)	147,483

Noninterest income
Wealth management fees	—	16,777	—	—	16,777
Payment technology solutions	—	—	4,956	—	4,956
Treasury management services	4,569	—	—	—	4,569
Capital markets income	1,254	—	—	—	1,254
Card services and ATM fees	4,880	—	—	—	4,880
Other service charges on deposit accounts	1,513	—	—	—	1,513
All other noninterest income	4,714	209	—	5,991	10,914
Intersegment noninterest income	316	—	429	(745)	—
Noninterest income	17,246	16,986	5,385	5,246	44,863

Revenue	173,577	16,986	5,402	2,081	198,046

Noninterest expense
Salaries and employee benefits	57,247	7,106	2,851	11,156	78,360
Data processing	12,381	622	922	96	14,021
Amortization of intangible assets	4,364	228	—	—	4,592
Interchange expense	—	—	1,297	—	1,297
All other noninterest expense	26,162	590	718	2,093	29,563
Intersegment noninterest expense	5,156	778	360	(6,294)	—
Noninterest expense	105,310	9,324	6,148	7,051	127,833

Income (loss) before income taxes	62,567	7,662	(746)	(4,970)	64,513
Income taxes	16,729	1,839	(202)	(1,257)	17,109
Net income	$45,838	$5,823	$(544)	$(3,713)	$47,404
First Busey Corporation (BUSE) | 2026 Q2 — 59

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Six Months Ended June 30, 2026
(dollars in thousands)	Banking	Wealth Management	FirsTech	Other	Total
Interest income	$449,756	$—	$—	$154	$449,910
Intersegment interest income	—	—	29	(29)	—
Interest expense	138,284	—	—	5,255	143,539
Intersegment interest expense	804	—	—	(804)	—
Net interest income	310,668	—	29	(4,326)	306,371
Provision for credit losses	5,247	—	—	—	5,247
Net interest income after provision for credit losses	305,421	—	29	(4,326)	301,124

Noninterest income
Wealth management fees	—	39,351	—	—	39,351
Payment technology solutions	—	—	10,045	—	10,045
Treasury management services	9,245	—	—	—	9,245
Capital markets income	4,242	—	—	—	4,242
Card services and ATM fees	9,459	—	—	—	9,459
Other service charges on deposit accounts	2,913	—	—	—	2,913
All other noninterest income	9,909	321	—	1,091	11,321
Intersegment noninterest income	5,665	—	1,092	(6,757)	—
Noninterest income	41,433	39,672	11,137	(5,666)	86,576

Revenue	352,101	39,672	11,166	(9,992)	392,947

Noninterest expense
Salaries and employee benefits	128,508	16,981	7,418	—	152,907
Data processing	15,448	1,467	1,758	59	18,732
Amortization of intangible assets	8,176	347	—	—	8,523
Interchange expense	—	—	2,212	—	2,212
All other noninterest expense	53,287	1,397	1,447	3,649	59,780
Intersegment noninterest expense	1,329	1,499	1,079	(3,907)	—
Noninterest expense	206,748	21,691	13,914	(199)	242,154

Income (loss) before income taxes	140,106	17,981	(2,748)	(9,793)	145,546
Income taxes	31,131	4,316	(670)	(2,388)	32,389
Net income	$108,975	$13,665	$(2,078)	$(7,405)	$113,157
First Busey Corporation (BUSE) | 2026 Q2 — 60

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Six Months Ended June 30, 2025
(dollars in thousands)	Banking	Wealth Management	FirsTech	Other	Total
Interest income	$414,256	$—	$—	$5	$414,261
Intersegment interest income	—	—	30	(30)	—
Interest expense	148,764	—	—	8,583	157,347
Intersegment interest expense	1,357	—	—	(1,357)	—
Net interest income	264,135	—	30	(7,251)	256,914
Provision for credit losses	51,293	—	—	—	51,293
Net interest income after provision for credit losses	212,842	—	30	(7,251)	205,621

Noninterest income
Wealth management fees	—	34,141	—	—	34,141
Payment technology solutions	—	—	10,029	—	10,029
Treasury management services	7,406	—	—	—	7,406
Capital markets income	2,579	—	—	—	2,579
Card services and ATM fees	8,589	—	—	—	8,589
Other service charges on deposit accounts	3,046	—	—	—	3,046
All other noninterest income	(5,810)	411	(2)	5,697	296
Intersegment noninterest income	668	—	774	(1,442)	—
Noninterest income	16,478	34,552	10,801	4,255	66,086

Revenue	280,613	34,552	10,831	(2,996)	323,000

Noninterest expense
Salaries and employee benefits	103,973	14,137	5,332	22,481	145,923
Data processing	20,330	1,215	1,859	192	23,596
Amortization of intangible assets	7,205	470	—	—	7,675
Interchange expense	—	—	2,640	—	2,640
All other noninterest expense	45,987	1,327	1,335	11,380	60,029
Intersegment noninterest expense	9,821	1,558	729	(12,108)	—
Noninterest expense	187,316	18,707	11,895	21,945	239,863

Income (loss) before income taxes	42,004	15,845	(1,064)	(24,941)	31,844
Income taxes	15,859	3,803	(281)	(4,951)	14,430
Net income (loss)	$26,145	$12,042	$(783)	$(19,990)	$17,414
First Busey Corporation (BUSE) | 2026 Q2 — 61

FIRST BUSEY CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
First Busey Corporation (BUSE) | 2026 Q2 — 62

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
SCOPE OF DISCUSSION
The following discussion and analysis are intended to assist readers in understanding Busey’s financial condition and results of operations during the three and six months ended June 30, 2026, and should be read in conjunction with Busey’s Consolidated Financial Statements (Unaudited) and the related Notes to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report, as well as Busey's 2025 Annual Report.
BUSINESS
First Busey Corporation is an $18.19 billion financial holding company headquartered in Leawood, Kansas. First Busey’s common stock is traded on The Nasdaq Global Select Market under the symbol “BUSE,” and its depositary shares of Series B Preferred Stock are traded on The Nasdaq Global Select Market under the symbol “BUSEP.”
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
First Busey Corporation (BUSE) | 2026 Q2 — 63

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
Busey's Conservative Banking Strategy
Busey’s financial strength is built on a long-term conservative operating approach. The quality of Busey’s core deposit1 franchise is a critical value driver of the institution. Busey remains substantially core deposit funded, with robust liquidity. As of June 30, 2026, Busey’s loan to deposit ratio was 87.2% and core deposits represented 93.7% of total deposits. Busey maintains sufficient on- and off-balance sheet liquidity to manage deposit fluctuations and the liquidity needs of its customers.
Busey’s credit performance reflects its highly diversified, conservatively underwritten loan portfolio. Busey’s approach to lending and its underwriting standards are designed to emphasize relationship banking rather than transactional banking. In addition, as a matter of both policy and practice, Busey limits concentration exposures in any particular loan segment.
Busey’s conservative banking strategy is reflected in the strength of its capital base. Busey strives to consistently maintain capital ratios well in excess of thresholds required to be designated as well capitalized by applicable regulatory guidelines, thereby ensuring financial strength and flexibility across economic and operating cycles. As of June 30, 2026, Busey’s leverage ratio of Tier 1 capital to average assets was 11.9%, its common equity Tier 1 capital to risk weighted assets ratio was 12.5%, and its total capital to risk weighted assets ratio was 16.1%.
Business Combinations
CrossFirst Bankshares, Inc.
On March 1, 2025, Busey completed its acquisition of CrossFirst and its wholly-owned subsidiary, CrossFirst Bank. This transformative partnership helped create a premier commercial bank spanning 10 states.
CrossFirst Bank’s results of operations were included in Busey’s results of operations beginning March 1, 2025. First Busey operated CrossFirst Bank as a separate banking subsidiary until it was merged with and into Busey Bank on June 20, 2025. At the time of the bank merger, CrossFirst Bank’s banking centers became banking centers of Busey Bank.
Further information regarding Busey’s acquisitions is provided in Note 2. Business Combinations in the Notes to the Consolidated Financial Statements (Unaudited).
1 Core deposits is a non-GAAP financial measure. For a reconciliation of non-GAAP measures to the most directly comparable GAAP financial measures, see “Non-GAAP Financial Information” included in this MD&A.
First Busey Corporation (BUSE) | 2026 Q2 — 64

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
RESULTS OF OPERATIONS — THREE AND SIX MONTHS ENDED JUNE 30, 2026
Net Income
Results of Busey’s operations, by operating segment, are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Net income
Banking	$58,735	$45,838	$108,975	$26,145
Wealth Management	7,498	5,823	13,665	12,042
FirsTech	(398)	(544)	(2,078)	(783)
Other	(2,659)	(3,713)	(7,405)	(19,990)
Net income	$63,176	$47,404	$113,157	$17,414
First Busey Corporation (BUSE) | 2026 Q2 — 65

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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Pre-tax non-GAAP adjustments to net income by income/expense category
Net securities (gains) losses	$(2,445)	$(5,997)	$(1,505)	$9,771
Provision for credit losses	—	4,030	—	49,602
Salaries and employee benefits	2,045	11,557	18,169	27,435
Data processing	—	3,964	80	6,266
Furniture and equipment expenses	—	1	—	1
Professional fees	704	317	823	7,611
Other noninterest expense	377	761	754	1,313
Total pre-tax non-GAAP adjustments to net income	$681	$14,633	$18,321	$101,999

Pre-tax non-GAAP adjustments to net income by business objective
Net securities (gains) losses[1]	$(2,445)	$(5,997)	$(1,505)	$9,771
Initial provision for credit losses[2]	—	4,030	—	49,602
Other acquisition expenses[3]	1,196	16,600	6,440	42,626
Restructuring expenses[4]	1,930	—	13,386	—
Total pre-tax non-GAAP adjustments to net income	$681	$14,633	$18,321	$101,999
___________________________________________
1.During the six months ended June 30, 2025, Busey sold available for sale debt securities with a book value of approximately $205.6 million for a pre-tax loss of $15.5 million and related estimated tax benefit of $4.3 million, as part of a balance sheet repositioning strategy.
2.During the six months ended June 30, 2025, in connection with the CrossFirst acquisition, Busey’s recorded expense for the initial provision for credit losses consisting of a Day 2 provision for loan losses of $42.4 million, and a Day 2 provision for unfunded commitments of $3.1 million. During the three and six months ended June 30, 2025, Busey recorded a $4.0 million adjustment to the initial provision for unfunded commitments for CrossFirst acquisition-date balances based on revised estimates resulting from implementation of a new CECL model.
3.Other acquisition expenses related to the acquisition of CrossFirst, which was completed on March 1, 2025. Final expenses for the acquisition of M&M were also included for 2025.
4.Restructuring expenses were incurred in connection with the execution on additional synergies related to the CrossFirst acquisition and also in connection with the previously announced departure of Michael J. Maddox in the first quarter of 2026.
A reconciliation of non-GAAP measures, which Busey believes facilitates the assessment of its financial results and peer comparability, is included in tabular form in this MD&A. See “Non-GAAP Financial Information.”
First Busey Corporation (BUSE) | 2026 Q2 — 66

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
Operating Performance Metrics
Operating performance metrics presented in the table below have been derived from information used by management to monitor and manage Busey’s financial performance:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2026	2025	2026	2025
Net income (GAAP)	$63,176	$47,404	$113,157	$17,414
Adjusted net income (Non-GAAP)[1]	$63,687	$57,394	$126,898	$97,292

Net income available to common stockholders (GAAP)	$58,586	$47,249	$103,978	$17,259
Adjusted net income available to common stockholders (Non-GAAP)[1]	$59,097	$57,239	$117,719	$97,137

Diluted earnings per common share (GAAP)	$0.69	$0.52	$1.20	$0.22
Adjusted diluted earnings per common share (Non-GAAP)[1]	$0.69	$0.63	$1.36	$1.21

Return on average assets (Non-GAAP)[1,2]	1.42%	1.00%	1.27%	0.21%
Adjusted return on average assets (Non-GAAP)[1,2]	1.43%	1.21%	1.42%	1.16%

Return on average tangible common equity (Non-GAAP)[1,2,3]	14.49%	12.03%	12.77%	2.88%
Adjusted return on average tangible common equity (Non-GAAP)[1,2,3]	14.61%	14.41%	14.36%	12.92%

Pre-provision net revenue (Non-GAAP)[1]	$81,633	$64,216	$149,288	$92,908
Adjusted pre-provision net revenue (Non-GAAP)[1]	$84,759	$80,816	$169,114	$135,534

Pre-provision net revenue to average total assets (Non-GAAP)[1,2]	1.83%	1.35%	1.67%	1.10%
Adjusted pre-provision net revenue to average total assets (Non-GAAP)[1,2]	1.90%	1.70%	1.90%	1.61%
___________________________________________
1.For a reconciliation of non-GAAP measures to the most directly comparable GAAP financial measures, see “Non-GAAP Financial Information,” included in this MD&A.
2.Annualized measure.
3.Beginning in 2026, Busey revised, for all periods presented, its calculation of return on average tangible common equity and adjusted return on average tangible common equity to eliminate the effects of intangible asset amortization from the numerator of both calculations.
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
First Busey Corporation (BUSE) | 2026 Q2 — 67

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
Consolidated Average Balance Sheets and Interest Rates
The table below presents Busey’s Consolidated Average Balance Sheets, summarizing average balances for each major category of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for interest-bearing liabilities, and the related interest yields for the periods indicated. Average information is provided on a daily average basis:
First Busey Corporation (BUSE) | 2026 Q2 — 68

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,
	2026			2025
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate[5]	Average Balance	Income/ Expense	Yield/ Rate[5]
Assets
Interest-bearing bank deposits and federal funds sold	$123,868	$1,057	3.42%	$711,629	$7,461	4.21%
Investment securities:
U.S. Government obligations	106,799	1,333	5.01%	115,958	1,446	5.00%
Obligations of states and political subdivisions[1]	262,964	2,845	4.34%	241,568	2,691	4.47%
Other securities	2,594,651	20,305	3.14%	2,725,758	21,331	3.14%
Restricted bank stock	85,153	1,127	5.31%	58,354	543	3.73%
Loans held for sale	8,358	122	5.85%	6,899	102	5.93%
Portfolio loans[1,2]	13,326,579	198,477	5.97%	13,840,190	214,663	6.22%
Total interest-earning assets[1,3]	16,508,372	$225,266	5.47%	17,700,356	$248,237	5.63%

Cash and due from banks	167,789			156,535
Premises and equipment	192,890			182,174
ACL	(172,134)			(195,527)
Other assets	1,190,180			1,224,548
Total assets	$17,887,097			$19,068,086

Liabilities and stockholders’ equity
Interest-bearing transaction deposits	$3,203,014	$13,463	1.69%	$3,188,993	$15,288	1.92%
Savings and money market deposits	5,615,951	32,220	2.30%	6,381,634	45,782	2.88%
Time deposits	2,342,629	20,078	3.44%	2,879,902	27,077	3.77%
Federal funds purchased and repurchase agreements	169,008	1,098	2.61%	141,978	886	2.50%
Borrowings[4]	375,336	3,933	4.20%	315,367	3,838	4.88%
Junior subordinated debt issued to unconsolidated trusts	75,118	1,231	6.57%	77,141	1,392	7.24%
Total interest-bearing liabilities	11,781,056	$72,023	2.45%	12,985,015	$94,263	2.91%

Net interest spread[1]			3.02%			2.72%

Noninterest-bearing deposits	3,467,436			3,542,617
Other liabilities	240,118			255,872
Stockholders’ equity	2,398,487			2,284,582
Total liabilities and stockholders’ equity	$17,887,097			$19,068,086

Interest income / earning assets[1,3]	$16,508,372	$225,266	5.47%	$17,700,356	$248,237	5.63%
Interest expense / earning assets	16,508,372	72,023	1.75%	17,700,356	94,263	2.14%
Net interest margin[1]		$153,243	3.72%		$153,974	3.49%
___________________________________________
1.On a tax-equivalent basis and assuming a federal income tax rate of 21.0%. For a reconciliation of non-GAAP measures to the most directly comparable GAAP financial measures, see “Non-GAAP Financial Information” included in this MD&A.
2.Non-accrual loans are included in average portfolio loans.
3.Interest income includes tax-equivalent adjustments of $0.8 million for both the three months ended June 30, 2026, and the three months ended June 30, 2025.
4.Includes short-term and long-term borrowings. Interest expense includes non-usage fees on a revolving loan.
5.Annualized.
First Busey Corporation (BUSE) | 2026 Q2 — 69

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

	Six Months Ended June 30,
	2026			2025
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate[5]	Average Balance	Income/ Expense	Yield/ Rate[5]
Assets
Interest-bearing bank deposits and federal funds sold	$131,494	$2,279	3.50%	$699,996	$15,045	4.33%
Investment securities:
U.S. Government obligations	108,566	2,720	5.05%	79,048	1,949	4.97%
Obligations of states and political subdivisions[1]	264,193	5,665	4.32%	217,410	4,222	3.92%
Other securities	2,568,695	39,387	3.09%	2,637,232	38,407	2.94%
Restricted bank stock	83,396	2,007	4.85%	54,770	1,302	4.79%
Loans held for sale	6,724	195	5.85%	5,181	157	6.11%
Portfolio loans[1,2]	13,423,566	399,375	6.00%	11,850,318	354,507	6.03%
Total interest-earning assets[1,3]	16,586,634	$451,628	5.49%	15,543,955	$415,589	5.39%

Cash and due from banks	165,853			164,617
Premises and equipment	193,357			161,447
ACL	(173,759)			(163,840)
Other assets	1,201,095			1,255,217
Total assets	$17,973,180			$16,961,396

Liabilities and stockholders’ equity
Interest-bearing transaction deposits	$3,163,759	$25,968	1.66%	$2,919,452	$26,216	1.81%
Savings and money market deposits	5,651,538	64,184	2.29%	5,417,935	73,374	2.73%
Time deposits	2,375,699	41,635	3.53%	2,468,406	45,869	3.75%
Federal funds purchased and repurchase agreements	164,938	1,994	2.44%	143,400	1,762	2.48%
Borrowings[4]	345,141	7,265	4.24%	290,131	7,379	5.13%
Junior subordinated debt issued to unconsolidated trusts	76,229	2,493	6.60%	76,378	2,747	7.25%
Total interest-bearing liabilities	11,777,304	$143,539	2.46%	11,315,702	$157,347	2.80%

Net interest spread[1]			3.03%			2.59%

Noninterest-bearing deposits	3,501,941			3,290,770
Other liabilities	259,754			244,129
Stockholders’ equity	2,434,181			2,110,795
Total liabilities and stockholders’ equity	$17,973,180			$16,961,396

Interest income / earning assets[1,3]	$16,586,634	$451,628	5.49%	$15,543,955	$415,589	5.39%
Interest expense / earning assets	16,586,634	143,539	1.75%	15,543,955	157,347	2.04%
Net interest margin[1]		$308,089	3.75%		$258,242	3.35%
___________________________________________
1.On a tax-equivalent basis and assuming a federal income tax rate of 21.0%. For a reconciliation of non-GAAP measures to the most directly comparable GAAP financial measures, see “Non-GAAP Financial Information” included in this MD&A.
2.Non-accrual loans have been included in average portfolio loans.
3.Interest income includes tax-equivalent adjustments of $1.7 million and $1.3 million for the six months ended June 30, 2026 and 2025, respectively.
4.Includes short-term and long-term borrowings. Interest expense includes non-usage fees on a revolving loan.
5.Annualized.
First Busey Corporation (BUSE) | 2026 Q2 — 70

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
Notable changes in average assets and average liabilities are summarized as follows:

	Three Months Ended June 30,
(dollars in thousands)	2026	2025	Change	% Change
Average interest-earning assets	$16,508,372	$17,700,356	$(1,191,984)	(6.7)%
Average interest-bearing liabilities	11,781,056	12,985,015	(1,203,959)	(9.3)%
Average noninterest-bearing deposits	3,467,436	3,542,617	(75,181)	(2.1)%

Total average deposits	14,629,030	15,993,146	(1,364,116)	(8.5)%
Total average liabilities	15,488,610	16,783,504	(1,294,894)	(7.7)%

Average noninterest-bearing deposits as a percent of total average deposits	23.7%	22.2%	150 bps
Total average deposits as a percent of total average liabilities	94.5%	95.3%	(80) bps

	Six Months Ended June 30,
(dollars in thousands)	2026	2025	Change	% Change
Average interest-earning assets	$16,586,634	$15,543,955	$1,042,679	6.7%
Average interest-bearing liabilities	11,777,304	11,315,702	461,602	4.1%
Average noninterest-bearing deposits	3,501,941	3,290,770	211,171	6.4%

Total average deposits	14,692,937	14,096,563	596,374	4.2%
Total average liabilities	15,538,999	14,850,601	688,398	4.6%

Average noninterest-bearing deposits as a percent of total average deposits	23.8%	23.3%	50 bps
Total average deposits as a percent of total average liabilities	94.6%	94.9%	(30) bps
First Busey Corporation (BUSE) | 2026 Q2 — 71

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
Changes in net interest income and net interest margin are summarized as follows:

	Three Months Ended June 30,
(dollars in thousands)	2026	2025	Change	% Change
Net interest income
Interest income, on a tax-equivalent basis[1]	$225,266	$248,237	$(22,971)	(9.3)%
Interest expense	(72,023)	(94,263)	22,240	23.6%
Net interest income, on a tax-equivalent basis[1]	$153,243	$153,974	$(731)	(0.5)%

Net interest margin[1,2]	3.72%	3.49%	23 bps

	Six Months Ended June 30,
(dollars in thousands)	2026	2025	Change	% Change
Net interest income
Interest income, on a tax-equivalent basis[1]	$451,628	$415,589	$36,039	8.7%
Interest expense	(143,539)	(157,347)	13,808	8.8%
Net interest income, on a tax-equivalent basis[1]	$308,089	$258,242	$49,847	19.3%

Net interest margin[1,2]	3.75%	3.35%	40 bps
___________________________________________
1.Assuming a federal income tax rate of 21.0%. For a reconciliation of non-GAAP measures to the most directly comparable GAAP financial measures, see “Non-GAAP Financial Information” included in this MD&A.
2.Net interest income expressed as a percentage of average earning assets, stated on a tax-equivalent basis.
Busey continues to evaluate and execute off-balance sheet hedging and balance sheet strategies as well as embedding rate protection in asset originations to provide consistent and predictable net interest income performance across different interest rate environments. Busey continues strategic efforts to grow core customer deposits.
Net interest spread represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, and is presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net interest spread[1]	3.02%	2.72%	3.03%	2.59%
___________________________________________
1.Net interest spread is calculated on a tax-equivalent basis.
Annualized net interest margins for the quarterly periods indicated were as follows:

	2026	2025
First Quarter	3.77%	3.16%
Second Quarter	3.72%	3.49%
Third Quarter		3.58%
Fourth Quarter		3.71%
Management attempts to mitigate the effects of an unpredictable interest-rate environment through effective portfolio management, prudent loan underwriting and pricing discipline, and operational efficiencies. For a description of accounting policies underlying the recognition of interest income and expense, refer to the Notes to Consolidated Financial Statements in Busey’s 2025 Annual Report.
First Busey Corporation (BUSE) | 2026 Q2 — 72

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
Noninterest Income
Changes in noninterest income are summarized in the tables below:

	Three Months Ended June 30,
(dollars in thousands)	2026	2025	Change	% Change
Noninterest income
Wealth management fees	$19,981	$16,777	$3,204	19.1%
Payment technology solutions	4,968	4,956	12	0.2%
Treasury management services	4,789	4,569	220	4.8%
Capital markets income	1,871	1,254	617	49.2%
Card services and ATM fees	4,813	4,880	(67)	(1.4)%
Other service charges on deposit accounts	1,407	1,513	(106)	(7.0)%
Income on bank owned life insurance	1,637	1,745	(108)	(6.2)%

Securities income:
Realized net gains (losses) on securities	—	1	(1)	(100.0)%
Unrealized net gains (losses) recognized on equity securities	2,445	5,996	(3,551)	(59.2)%
Net securities gains (losses)	2,445	5,997	(3,552)	(59.2)%

Other noninterest income	2,400	3,172	(772)	(24.3)%
Total noninterest income	$44,311	$44,863	$(552)	(1.2)%
First Busey Corporation (BUSE) | 2026 Q2 — 73

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

	Six Months Ended June 30,
(dollars in thousands)	2026	2025	Change	% Change
Noninterest income
Wealth management fees	$39,351	$34,141	$5,210	15.3%
Payment technology solutions	10,045	10,029	16	0.2%
Treasury management services	9,245	7,406	1,839	24.8%
Capital markets income	4,242	2,579	1,663	64.5%
Card services and ATM fees	9,459	8,589	870	10.1%
Other service charges on deposit accounts	2,913	3,046	(133)	(4.4)%
Income on bank owned life insurance	3,253	3,191	62	1.9%

Securities income:
Realized net gains (losses) on securities	23	(15,536)	15,559	100.1%
Unrealized net gains (losses) recognized on equity securities	1,482	5,765	(4,283)	(74.3)%
Net securities gains (losses)	1,505	(9,771)	11,276	115.4%

Other noninterest income	6,563	6,876	(313)	(4.6)%
Total noninterest income	$86,576	$66,086	$20,490	31.0%

Assets under care as of period end	$16,505,694	$14,102,022	$2,403,672	17.0%
Total noninterest income provided $44.3 million for the three months ended June 30, 2026, a decrease of 1.2% from the comparable period in 2025, resulting in part from declines in unrealized net gains on securities, which were elevated in the second quarter of 2025 due to Busey’s equity ownership in a financial institution that was the target of an announced acquisition at a significant market premium. Total noninterest income provided $86.6 million for the six months ended June 30, 2026, an increase of 31.0% from the comparable period in 2025. Whereas the six months ended June 30, 2026, included six months of income as a larger organization after the acquisition of CrossFirst, the six months ended June 30, 2025, included only four months of income from CrossFirst following the acquisition, which was completed on March 1, 2025. The six months ended June 30, 2025, also included $15.5 million in net securities losses that were recorded in connection with a strategic balance sheet repositioning.
Wealth management fees provided income of $20.0 million for the three months ended June 30, 2026, representing an increase of 19.1% from the comparable period in 2025, and provided income of $39.4 million for the six months ended June 30, 2026, representing an increase of 15.3% from the comparable period for 2025, primarily due to increases in trust fee income. Busey’s Wealth Management division ended the second quarter of 2026 with $16.51 billion in assets under care, an increase of 17.0% compared to the balance on June 30, 2025. Busey’s portfolio management team continues to focus on long-term returns and managing risk in the face of volatile markets.
Payment technology solutions income is derived from Busey’s payment processing company, FirsTech. Payment technology solutions provided income of $5.0 million for the three months ended June 30, 2026, representing an increase of 0.2% from the comparable period in 2025, and provided income of $10.0 million for the six months ended June 30, 2026, representing an increase of 0.2% from the comparable period in 2025, primarily due to increases in income from lockbox and merchant processing services.
First Busey Corporation (BUSE) | 2026 Q2 — 74

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
Treasury management services, which consist primarily of business analysis and domestic wire transfers on commercial accounts, provided income of $4.8 million for the three months ended June 30, 2026, representing an increase of 4.8% from the comparable period in 2025, and provided income of $9.2 million for the six months ended June 30, 2026, representing an increase of 24.8% from the comparable period in 2025. Growth in treasury management services was primarily attributable to increased income from business analysis.
Capital markets income, which consists primarily of swap origination fees, foreign wire transfer fees on commercial accounts, syndication fees, and letter of credit fees, provided income of $1.9 million for the three months ended June 30, 2026, representing an increase of 49.2% from the comparable period in 2025, primarily due to increases in income from swap origination fees and letter of credit fees. Capital markets income provided $4.2 million for the six months ended June 30, 2026, representing an increase of 64.5% from the comparable period in 2025, primarily due to increases in income from swap origination fees and syndication fees.
Card services and ATM fees, which include both commercial and consumer accounts, provided income of $4.8 million for the three months ended June 30, 2026, representing a decrease of 1.4% from the comparable period in 2025, and provided income of $9.5 million for the six months ended June 30, 2026, representing an increase of 10.1% from the comparable period in 2025, primarily due to fluctuations in income from interchange fees.
Other service charges on deposit accounts provided income of $1.4 million for the three months ended June 30, 2026, representing a decrease of 7.0% from the comparable period in 2025, and provided income of $2.9 million for the six months ended June 30, 2026, representing a decrease of 4.4% from the comparable period in 2025. Declines were largely related to lower non-sufficient fund charges.
Income on bank owned life insurance provided $1.6 million for the three months ended June 30, 2026, representing a decrease of 6.2% from the comparable period in 2025. The decline was attributable to a decrease of $0.1 million in earnings on death proceeds, partially offset by an immaterial increase on the cash surrender value of the policies. Income on bank owned life insurance provided $3.3 million for the six months ended June 30, 2026, representing an increase of 1.9% from the comparable period in 2025, as a result of an increase of over $0.4 million on the cash surrender value of the policies, largely offset by a decrease of nearly $0.4 million in earnings on death proceeds.
Net securities gains of $2.4 million were recognized during the three months ended June 30, 2026, representing a decrease of 59.2% from net securities gains recognized during the comparable period in 2025, as a result of declines in unrealized net gains on securities, which were elevated in the second quarter of 2025 due to Busey’s approximately 3% equity ownership in a financial institution that was the target of an announced acquisition at a significant market premium. Net securities gains of $1.5 million were recognized during the six months ended June 30, 2026, representing an increase of 115.4% over net securities losses recognized during the comparable period in 2025. Losses were realized during the six months ended June 30, 2025, in connection with a strategic balance sheet repositioning completed during the first quarter of 2025.
Other noninterest income provided $2.4 million for the three months ended June 30, 2026, representing a decrease of 24.3% from the comparable period in 2025, and provided $6.6 million for the six months ended June 30, 2026, representing a decrease of 4.6% from the comparable period in 2025. Decreases were primarily attributable to fluctuations in income recognized on private equity investments and mortgage revenue.
First Busey Corporation (BUSE) | 2026 Q2 — 75

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
Noninterest Expense
Changes in noninterest expense are summarized in the tables below:

	Three Months Ended June 30,
(dollars in thousands)	2026	2025	Change	% Change
Noninterest expense
Salaries and employee benefits	$67,677	$78,360	$(10,683)	(13.6)%
Data processing	8,868	14,021	(5,153)	(36.8)%

Premises expenses:
Net occupancy expense of premises	7,850	7,832	18	0.2%
Furniture and equipment expenses	2,336	2,409	(73)	(3.0)%
Combined, net occupancy expense of premises and furniture and equipment expenses	10,186	10,241	(55)	(0.5)%

Professional fees	3,041	2,874	167	5.8%
Amortization of intangible assets	4,232	4,592	(360)	(7.8)%
Interchange expense	1,096	1,297	(201)	(15.5)%
FDIC insurance	2,349	2,424	(75)	(3.1)%
Other noninterest expense	15,186	14,024	1,162	8.3%
Total noninterest expense	$112,635	$127,833	$(15,198)	(11.9)%

Income taxes	$18,713	$17,109	$1,604	9.4%
Effective income tax rate	22.9%	26.5%	(360) bps

Efficiency ratio (Non-GAAP)[1]	54.0%	55.3%	(130) bps
___________________________________________
1.Beginning in 2026, Busey now reports a single efficiency ratio, which was previously reported as the “adjusted efficiency ratio.” The efficiency ratio is a non-GAAP financial measure. For a reconciliation of non-GAAP measures to the most directly comparable financial GAAP measures, see “Non-GAAP Financial Information” included in this MD&A.
First Busey Corporation (BUSE) | 2026 Q2 — 76

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

	Six Months Ended June 30,
(dollars in thousands)	2026	2025	Change	% Change
Noninterest expense
Salaries and employee benefits	$152,907	$145,923	$6,984	4.8%
Data processing	18,732	23,596	(4,864)	(20.6)%

Premises expenses:
Net occupancy expense of premises	15,502	13,631	1,871	13.7%
Furniture and equipment expenses	4,513	4,153	360	8.7%
Combined, net occupancy expense of premises and furniture and equipment expenses	20,015	17,784	2,231	12.5%

Professional fees	6,280	12,385	(6,105)	(49.3)%
Amortization of intangible assets	8,523	7,675	848	11.0%
Interchange expense	2,212	2,640	(428)	(16.2)%
FDIC insurance	4,800	4,591	209	4.6%
Other noninterest expense	28,685	25,269	3,416	13.5%
Total noninterest expense	$242,154	$239,863	$2,291	1.0%

Income taxes	$32,389	$14,430	$17,959	124.5%
Effective income tax rate	22.3%	45.3%	(2,300) bps

Efficiency ratio (Non-GAAP)[1]	54.4%	56.7%	(230) bps

Full-time equivalent associates as of period-end	1,833	1,950	(117)	(6.0)%
___________________________________________
1.Beginning in 2026, Busey now reports a single efficiency ratio, which was previously reported as the “adjusted efficiency ratio.” The efficiency ratio is a non-GAAP financial measure. For a reconciliation of non-GAAP measures to the most directly comparable financial GAAP measures, see “Non-GAAP Financial Information” included in this MD&A.
Total noninterest expense was $112.6 million for the three months ended June 30, 2026, representing a decrease of 11.9% from the comparable period in 2025. Excluding acquisition and restructuring expenses, adjusted noninterest expense2 totaled $109.5 million for the three months ended June 30, 2026, representing a decrease of 1.5% from the comparable period in 2025. Declines were primarily attributable to reductions in salaries and employee benefits and data processing. Total noninterest expense was $242.2 million for the six months ended June 30, 2026, representing an increase of 1.0% from the comparable period in 2025. Excluding acquisition and restructuring expenses, adjusted noninterest expense totaled $222.3 million for the six months ended June 30, 2026, representing an increase of 12.7% from the comparable period in 2025. Growth in noninterest expense was primarily attributable to increased expenses associated with Busey’s larger organization and expanded branch network, which affected the full first half of 2026, but only four months of the first half of 2025 following the acquisition of CrossFirst on March 1, 2025.
2 Adjusted noninterest expense is a non-GAAP financial measure. For a reconciliation of non-GAAP measures to the most directly comparable GAAP financial measures, see “Non-GAAP Financial Information” included in this MD&A.
First Busey Corporation (BUSE) | 2026 Q2 — 77

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
Salaries and employee benefits totaled $67.7 million for the three months ended June 30, 2026, representing a decrease of 13.6% from the comparable period in 2025. Excluding acquisition and restructuring expenses, which include severance, retention, and stock-based compensation expenses related to the CrossFirst acquisition, these expenses totaled $65.6 million for the three months ended June 30, 2026, representing a decrease of 1.8% from the comparable period in 2025. Busey’s associate base declined by 117 full-time equivalent associates, from 1,950 at June 30, 2025 to 1,833 at June 30, 2026. Salaries and employee benefits totaled $152.9 million for the six months ended June 30, 2026, representing an increase of 4.8% from the comparable period in 2025. Excluding acquisition and restructuring expenses, these expenses totaled $134.7 million for the six months ended June 30, 2026, representing an increase of 13.7% from the comparable period in 2025. Busey’s associate base and footprint broadened in connection with the CrossFirst acquisition, which was completed March 1, 2025, affecting four months during the first half of 2025 compared to six months during the first half of 2026.
Data processing expense totaled $8.9 million for the three months ended June 30, 2026, representing a decrease of 36.8% from the comparable period in 2025. Excluding acquisition and restructuring expenses, data processing expense totaled $8.9 million for the three months ended June 30, 2026, representing a decrease of 11.8% from the comparable period in 2025. Data processing expense totaled $18.7 million for the six months ended June 30, 2026, representing a decrease of 20.6% from the comparable period in 2025. Excluding acquisition and restructuring expenses, data processing expense totaled $18.7 million for the six months ended June 30, 2026, representing an increase of 7.6% from the comparable period in 2025. Increases were primarily attributable to Company-wide investments in technology enhancements, as well as inflation-driven price increases.
Combined, net occupancy expense of premises and furniture and equipment expense totaled $10.2 million for the three months ended June 30, 2026, representing a decrease of 0.5% from the comparable period in 2025. Combined, net occupancy expense of premises and furniture and equipment expense totaled $20.0 million for the six months ended June 30, 2026, representing an increase of 12.5% from the comparable period in 2025. Primary cost drivers in these expense categories include lease costs, repairs and maintenance, depreciation expense, real estate taxes, and utilities. Expense growth for the six months ended June 30, 2026, over the comparable period in 2025, resulted primarily from the addition of banking centers assumed in the CrossFirst acquisition, as well as new banking centers opened in 2025 and 2026.
Professional fees totaled $3.0 million for the three months ended June 30, 2026, representing an increase of 5.8% from the comparable period in 2025. Excluding acquisition and restructuring expenses, professional fees totaled $2.3 million for the three months ended June 30, 2026, representing a decrease of 8.6% from the comparable period in 2025. Professional fees totaled $6.3 million for the six months ended June 30, 2026, representing a decrease of 49.3% from the comparable period in 2025. Excluding acquisition and restructuring expenses, professional fees totaled $5.5 million for the six months ended June 30, 2026, representing an increase of 14.3% from the comparable period in 2025. Changes in professional fees were primarily related to legal and consulting expenses.
Amortization of intangible assets totaled $4.2 million for the three months ended June 30, 2026, representing a decrease of 7.8% from the comparable period in 2025, and totaled $8.5 million for the six months ended June 30, 2026, representing an increase of 11.0% from the comparable period for 2025. The CrossFirst acquisition added an estimated $81.8 million of finite-lived intangible assets. Busey uses an accelerated amortization methodology.
Interchange expense totaled $1.1 million for the three months ended June 30, 2026, representing a decrease of 15.5% from the comparable period in 2025, and totaled $2.2 million for the six months ended June 30, 2026, representing a decrease of 16.2% from the comparable period in 2025. Fluctuations in interchange expense relate to payment and volume activity at FirsTech.
FDIC insurance expense totaled $2.3 million for the three months ended June 30, 2026, representing a decrease of 3.1% from the comparable period in 2025, and totaled $4.8 million for the six months ended June 30, 2026, representing an increase of 4.6% from the comparable period in 2025.
First Busey Corporation (BUSE) | 2026 Q2 — 78

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
Other noninterest expense totaled $15.2 million for the three months ended June 30, 2026, representing an increase of 8.3% from the comparable period in 2025. Excluding acquisition and restructuring expenses, these expenses totaled $14.8 million for the three months ended June 30, 2026, representing an increase of 11.7% from the comparable period in 2025. Other noninterest expense totaled $28.7 million for the six months ended June 30, 2026, representing an increase of 13.5% from the comparable period in 2025. Excluding acquisition and restructuring expenses, these expenses totaled $27.9 million for the six months ended June 30, 2026, representing an increase of 16.6% from the comparable period in 2025. Significant drivers of the changes in other noninterest expense included marketing, business development, and card service fees.
Efficiency Ratio
The efficiency ratio3, which is a measure commonly used by management and the banking industry, measures the amount of expense incurred to generate a dollar of revenue. Busey’s efficiency ratio was 54.0% for the three months ended June 30, 2026, compared to 55.3% for the same period in 2025, and was 54.4% for the six months ended June 30, 2026, compared to 56.7% for the same period in 2025.
Taxes
Busey’s effective income tax rate was 22.9% for the three months ended June 30, 2026, and 22.3% for the six months ended June 30, 2026. Busey’s effective income tax rates were lower than the combined federal and state statutory rate of approximately 26.0% primarily as a result of investments in federal transferrable income tax credits, tax exempt interest income, apportionment changes, and discrete adjustments related to equity award vestings. Busey continues to monitor evolving federal and state tax legislation and its potential impact on operations on an ongoing basis. As of June 30, 2026, Busey was under examination by the Illinois Department of Revenue for M&M’s tax filings for the tax years 2022 and 2023.
3 The efficiency ratio is a non-GAAP financial measure. For a reconciliation of non-GAAP measures to the most directly comparable GAAP financial measures, see “Non-GAAP Financial Information” included in this MD&A.
First Busey Corporation (BUSE) | 2026 Q2 — 79

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
FINANCIAL CONDITION
Balance Sheet
Changes in significant items on Busey’s Consolidated Balance Sheets (Unaudited) are summarized in the table below:

	As of
(dollars in thousands)	June 30, 2026	December 31, 2025	Change	% Change
Assets
Debt securities available for sale	$2,265,167	$2,162,548	$102,619	4.7%
Debt securities held to maturity	703,988	746,385	(42,397)	(5.7)%
Portfolio loans, net of ACL	13,030,950	13,393,776	(362,826)	(2.7)%
Total assets	18,191,867	18,104,736	87,131	0.5%

Liabilities
Deposits:
Noninterest-bearing	3,496,319	3,659,421	(163,102)	(4.5)%
Interest-bearing	11,632,426	11,246,537	385,889	3.4%
Total deposits	15,128,745	14,905,958	222,787	1.5%
Securities sold under agreements to repurchase	144,061	166,929	(22,868)	(13.7)%
Short-term borrowings	28,333	—	28,333	100.0%
Long-term borrowings	95,325	113,806	(18,481)	(16.2)%
Subordinated notes, net of unamortized issuance costs	99,603	99,395	208	0.2%
Junior subordinated debt owed to unconsolidated trusts	62,473	77,328	(14,855)	(19.2)%
Total liabilities	15,808,697	15,635,754	172,943	1.1%

Stockholders’ equity	2,383,170	2,468,982	(85,812)	(3.5)%
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
First Busey Corporation (BUSE) | 2026 Q2 — 80

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
At no time is a borrower’s total borrowing relationship permitted to exceed Busey Bank’s regulatory lending limit. Busey generally limits such relationships to amounts substantially less than the regulatory limit. Loans to related parties, including loans to Busey’s executive officers and directors, are reviewed for compliance with regulatory guidelines.
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
Portfolio Composition
The composition of Busey’s loan portfolio as of the dates indicated, as well as changes in portfolio loan balances, were as follows:

	As of
(dollars in thousands)	June 30, 2026	December 31, 2025	Change	% Change
Commercial loans
C&I and other commercial	$3,959,997	$4,229,208	$(269,211)	(6.4)%
CRE	5,452,781	5,550,018	(97,237)	(1.8)%
Real estate construction	1,027,069	1,039,289	(12,220)	(1.2)%
Total commercial loans	10,439,847	10,818,515	(378,668)	(3.5)%
Retail loans
Retail real estate	2,116,360	2,154,616	(38,256)	(1.8)%
Retail other	638,947	594,668	44,279	7.4%
Total retail loans	2,755,307	2,749,284	6,023	0.2%
Total portfolio loans	13,195,154	13,567,799	(372,645)	(2.7)%
ACL	(164,204)	(174,023)	9,819	(5.6)%
Portfolio loans, net	$13,030,950	$13,393,776	$(362,826)	(2.7)%
Continuing heavy payoff headwinds contributed to anticipated declines in portfolio loan balances during the six months ended June 30, 2026.
First Busey Corporation (BUSE) | 2026 Q2 — 81

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
Concentration of Credit Risk
As a matter of policy and practice, Busey limits the level of concentration exposure in any particular loan segment with the goal of maintaining a well-diversified loan portfolio. The following table presents the percentage of total portfolio loans for each lending activity:

	As of
	June 30, 2026	December 31, 2025
Commercial loans
C&I and other commercial	30.0%	31.2%
CRE	41.3%	40.9%
Real estate construction	7.8%	7.6%
Total commercial loans	79.1%	79.7%
Retail loans
Retail real estate	16.0%	15.9%
Retail other	4.9%	4.4%
Total retail loans	20.9%	20.3%
Total portfolio loans	100.0%	100.0%
Busey Bank originates loans across its regional operating model and through its specialty product lines, as described below:
•East – Suburban Chicago markets and southwest Florida
•Midwest – Central Illinois, the St. Louis MSA, and Indianapolis, Indiana
•Central – The Kansas City MSA, central Kansas, and Oklahoma
•Texas – The Dallas-Fort Worth MSA
•West – Colorado, New Mexico, and Arizona
•Verticals – Busey’s Life Equity Lending, Structured Finance, Energy Banking, and SBA Lending products
The distribution of Busey Bank loans outstanding that were originated in each of these markets is presented in the tables below:

	As of June 30, 2026
(dollars in thousands)	C&I and other commercial	CRE	Real estate construction	Retail real estate	Retail other	Total
Loans by region of origination
East	$679,467	$1,163,807	$124,172	$524,533	$57,140	$2,549,119
Midwest	1,192,076	2,043,519	318,310	1,033,771	9,754	4,597,430
Central	561,900	778,095	185,991	363,230	7,211	1,896,427
Texas	558,743	734,105	215,011	106,579	12	1,614,450
West	248,942	579,269	166,242	77,139	248	1,071,840
Verticals	718,869	153,986	17,343	11,108	564,582	1,465,888
Total portfolio loans	$3,959,997	$5,452,781	$1,027,069	$2,116,360	$638,947	13,195,154
ACL						(164,204)
Portfolio loans, net of ACL						$13,030,950
First Busey Corporation (BUSE) | 2026 Q2 — 82

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

	As of December 31, 2025
(dollars in thousands)	C&I and other commercial	CRE	Real estate construction	Retail real estate	Retail other	Total
Loans by region of origination[1]
East	$658,068	$1,173,323	$86,972	$521,515	$79,430	$2,519,308
Midwest	1,281,283	2,078,637	294,267	1,070,395	7,654	4,732,236
Central	621,370	828,888	206,332	359,062	13,220	2,028,872
Texas	592,692	786,899	276,881	110,746	3,215	1,770,433
West	244,347	525,820	155,017	80,558	483	1,006,225
Verticals	831,448	156,451	19,820	12,340	490,666	1,510,725
Total portfolio loans	$4,229,208	$5,550,018	$1,039,289	$2,154,616	$594,668	13,567,799
ACL						(174,023)
Portfolio loans, net of ACL						$13,393,776
___________________________________________
1.In 2026, Busey moved all of its banking centers in the St. Louis MSA from its East region to its Midwest region. In addition, Busey adjusted its methodology for allocation of purchase accounting, loan fees, and clearings. For comparative purposes, the table above reflects these changes applied to Busey’s 2025 loan balances.
Commercial Real Estate Loans
CRE loans comprised 41.3% of Busey’s total loan portfolio as of June 30, 2026, and CRE properties were 26.3% owner occupied. Owner occupied commercial real estate is generally dependent on the performance of the borrowers’ businesses, whereas non-owner occupied commercial real estate is generally reliant on property cash flows generated by third-party tenants.

	As of
(dollars in thousands)	June 30, 2026		December 31, 2025
CRE by Occupancy
Non-owner occupied CRE	$4,019,517	73.7%	$4,118,361	74.2%
Owner occupied CRE	1,433,264	26.3%	1,431,657	25.8%
CRE	$5,452,781	100.0%	$5,550,018	100.0%
First Busey Corporation (BUSE) | 2026 Q2 — 83

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
CRE loans are made across a variety of industries, as depicted in the table below. Balances reflected in the table below do not include loan origination fees or costs, purchase accounting adjustments, SBA discounts, or negative escrow amounts.

	As of June 30, 2026
	CRE Loans	Occupied By		% of CRE Loans That Are Owner Occupied
(dollars in thousands)		Non-Owner	Owner
Industrial and warehousing	$1,227,535	$724,537	$502,998	41.0%
Apartments	867,891	867,704	187	—%
Retail	814,433	709,038	105,395	12.9%
Traditional office	682,112	466,099	216,013	31.7%
Specialty	534,152	205,969	328,183	61.4%
Hotel	334,436	310,340	24,096	7.2%
Medical office	290,682	145,217	145,465	50.0%
Student housing	262,144	262,029	115	—%
Restaurant	151,043	37,328	113,715	75.3%
Senior housing	136,207	132,236	3,971	2.9%
Self-Storage	109,884	105,558	4,326	3.9%
Nursing homes	46,808	45,450	1,358	2.9%
Healthcare	20,117	20,000	117	0.6%
Group homes	4,909	3,520	1,389	28.3%
Land acquisition and development	90	—	90	100.0%
Other	810	367	443	54.7%
Total	$5,483,253	$4,035,392	$1,447,861	26.4%
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

		Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	Location	2026	2025	2026	2025[1]
Provision for loan losses	Provision for credit losses	$1,532	$1,005	$3,925	$43,457
___________________________________________
1.The six months ended June 30, 2025, included $42.4 million of provision for loan losses expense recorded to establish an initial allowance for non-PCD loans immediately following the close of the CrossFirst acquisition in accordance with ASC 326-20-30-15.
First Busey Corporation (BUSE) | 2026 Q2 — 84

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
The ACL and the ratio of ACL to portfolio loan balances is presented below by lending activity:

	As of June 30, 2026			As of December 31, 2025
(dollars in thousands)	Portfolio Loans	ACL	Ratio of ACL to Portfolio Loans	Portfolio Loans	ACL	Ratio of ACL to Portfolio Loans
Commercial
C&I and other commercial	$3,959,997	$57,419	1.45%	$4,229,208	$61,370	1.45%
CRE	5,452,781	63,183	1.16%	5,550,018	70,328	1.27%
Real estate construction	1,027,069	14,855	1.45%	1,039,289	11,568	1.11%
Total commercial	10,439,847	135,457	1.30%	10,818,515	143,266	1.32%
Retail
Retail real estate	2,116,360	27,216	1.29%	2,154,616	29,178	1.35%
Retail other	638,947	1,531	0.24%	594,668	1,579	0.27%
Total retail	2,755,307	28,747	1.04%	2,749,284	30,757	1.12%
Total	$13,195,154	$164,204	1.24%	$13,567,799	$174,023	1.28%
As of June 30, 2026, Busey management believed the level of the allowance to be appropriate based upon the information available. However, additional losses may be identified in the loan portfolio as new information is obtained. Factors that influence Busey’s calculation of its ACL include changes in economic conditions and forecasts, originated and acquired loan portfolio composition, credit performance trends, portfolio duration, and other factors.
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
First Busey Corporation (BUSE) | 2026 Q2 — 85

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
The following table sets forth information concerning non-performing assets and asset quality ratios:

	As of
(dollars in thousands)	June 30, 2026	December 31, 2025	Change	% Change
Total assets	$18,191,867	$18,104,736	$87,131	0.5%
Portfolio loans	13,195,154	13,567,799	(372,645)	(2.7)%
Loans 30 – 89 days past due	8,135	16,475	(8,340)	(50.6)%

Non-performing assets
Non-performing loans:
Non-accrual loans	$62,766	$51,198	$11,568	22.6%
Loans 90+ days past due and still accruing	4,668	2,288	2,380	104.0%
Total non-performing loans	67,434	53,486	13,948	26.1%
OREO and other repossessed assets	2,871	4,626	(1,755)	(37.9)%
Total non-performing assets	70,305	58,112	12,193	21.0%
Substandard (excludes 90+ days past due)	155,737	116,402	39,335	33.8%
Classified assets	$226,042	$174,514	$51,528	29.5%

ACL	$164,204	$174,023	$(9,819)	(5.6)%
Bank Tier 1 Capital	2,168,464	2,150,048	18,416	0.9%

Ratios
ACL to portfolio loans	1.24%	1.28%	(4) bps
ACL to non-accrual loans	2.62 x	3.40 x	(7,829) bps
ACL to non-performing loans	2.44 x	3.25 x	(8,186) bps
ACL to non-performing assets	2.34 x	2.99 x	(6,590) bps
Non-accrual loans to portfolio loans	0.48%	0.38%	10 bps
Non-performing loans to portfolio loans	0.51%	0.39%	12 bps
Non-performing assets to total assets	0.39%	0.32%	7 bps
Non-performing assets to portfolio loans and OREO and other repossessed assets	0.53%	0.43%	10 bps
Classified assets to Bank Tier 1 Capital and ACL	9.69%	7.51%	218 bps
Asset quality continues to be strong. Busey Bank maintains a well-diversified loan portfolio and, as a matter of policy and practice, limits concentration exposure in any particular loan segment. Busey’s operating mandate and focus remain on emphasizing credit quality over asset growth.
Non-performing assets, which include non-performing loans, OREO, and other repossessed assets, increased to $70.3 million as of June 30, 2026, compared to $58.1 million as of December 31, 2025. Non-performing assets represented 0.39% of total assets as of June 30, 2026, compared to 0.32% as of December 31, 2025. The ACL was equal to 2.34 times the balance of non-performing assets as of June 30, 2026, compared to 2.99 times the balance of non-performing assets as of December 31, 2025.
Classified assets, which include non-performing assets and substandard loans, increased to $226.0 million as of June 30, 2026, compared to $174.5 million as of December 31, 2025. Classified assets represented 9.69% of the Bank’s Tier 1 capital and ACL at June 30, 2026, compared to 7.51% at December 31, 2025.
First Busey Corporation (BUSE) | 2026 Q2 — 86

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
Asset quality metrics remain dependent upon market-specific economic conditions, and specific measures may fluctuate from period to period. If economic conditions were to deteriorate, Busey would expect the credit quality of its loan portfolio to decline and loan defaults to increase.
Potential Problem Loans
Potential problem loans are loans classified as substandard that are not individually evaluated, non-accrual, or 90+ days past due, but where current information indicates that the borrower may not be able to comply with loan repayment terms. Management assesses the potential for loss on such loans and considers the effect of any potential loss in determining its provision for expected credit losses. Potential problem loans increased to $155.7 million, or 1.2% of portfolio loans, as of June 30, 2026, compared to $116.4 million, or 0.9% of portfolio loans, as of December 31, 2025. Management continues to monitor these loans and work with the borrowers on restructurings, guarantees, additional collateral, or other planned actions. As of June 30, 2026, management identified no other loans that represent or result from trends or uncertainties that would be expected to materially impact future operating results, liquidity, or capital resources.
Deposits
Total deposits increased by 1.5% to $15.13 billion as of June 30, 2026, compared to $14.91 billion as of December 31, 2025. Busey focuses on deepening its customer relationships to maintain and protect its strong core deposit4 franchise. Core deposits include non-brokered transaction accounts, money market and savings deposit accounts, and time deposits of $250,000 or less. Core deposits represented 93.7% of total deposits as of June 30, 2026.
Deposits are federally insured up to the FDIC insurance limit of $250,000. When a portion of a deposit account exceeds the FDIC insurance limit, that portion is uninsured. Estimated uninsured deposits were $6.52 billion, or 43% of total deposits, as of June 30, 2026, compared to $6.46 billion, or 43% of total deposits, as of December 31, 2025. Excluding intercompany accounts, fully collateralized accounts (including preferred deposits), and pass-through accounts where clients have deposit insurance at the correspondent financial institution, the portion of Busey’s deposit base that was uninsured and not otherwise collateralized was estimated to be $5.30 billion, or 35% of total deposits, as of June 30, 2026, compared to $5.58 billion, or 37% of total deposits, as of December 31, 2025.
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
First Busey Corporation (BUSE) | 2026 Q2 — 87

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
Average liquid assets are summarized in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Average liquid assets
Cash and due from banks	$167,789	$156,535	$165,853	$164,617
Interest-bearing bank deposits	123,868	711,629	131,494	699,996
Less: Restricted and pledged cash and bank deposits	(96,102)	$(78,659)	(96,102)	(74,740)
Total average liquid assets	$195,555	$789,505	$201,245	$789,873

Average liquid assets as a percent of average total assets	1.1%	4.1%	1.1%	4.7%
Unencumbered cash and securities on Busey’s Consolidated Balance Sheets (Unaudited) are summarized in the table below:

	As of
(dollars in thousands)	June 30, 2026	December 31, 2025
Unencumbered cash and securities
Total cash and cash equivalents	$665,373	$280,227
Interest-bearing time deposits in other banks	14,450	13,825
Restricted and pledged cash and bank deposits	(96,102)	(96,102)
Debt securities available for sale	2,265,167	2,162,548
Debt securities available for sale pledged as collateral	(618,327)	(562,566)
Unencumbered cash and securities	$2,230,561	$1,797,932
Busey’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayments, and capital funds. Additional liquidity is provided by the ability to borrow from the FHLB, the Federal Reserve Bank, and Busey’s revolving credit facility, as summarized in the table below:

	As of
(dollars in thousands)	June 30, 2026	December 31, 2025
Additional available borrowing capacity
FHLB	$2,267,851	$1,775,157
Federal Reserve Bank	1,823,426	1,585,816
Federal funds purchased	485,000	485,000
Revolving credit facility	50,000	40,000
Additional borrowing capacity	$4,626,277	$3,885,973
Further, Busey could utilize brokered deposits as additional sources of liquidity, as needed.
As of June 30, 2026, management believed that adequate liquidity existed to meet all projected cash flow obligations. Busey seeks to achieve a satisfactory degree of liquidity by actively managing both assets and liabilities. Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.
First Busey Corporation (BUSE) | 2026 Q2 — 88

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
The following table summarizes Busey’s outstanding commitments and reserves for unfunded commitments:

	As of
(dollars in thousands)	June 30, 2026	December 31, 2025
Outstanding loan commitments and standby letters of credit	$4,109,842	$4,820,613
Reserve for unfunded commitments	14,286	12,964
The following table summarizes Busey’s provision for unfunded commitments expenses (releases):

		Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	Location	2026	2025	2026	2025
Provision for unfunded commitments[1]	Provision for credit losses	$657	$4,695	$1,322	$7,836
___________________________________________
1.The six months ended June 30, 2025, included $7.2 million to establish an initial allowance for unfunded commitments in connection with the CrossFirst acquisition, which included a $4.0 million adjustment to the initial provision for unfunded commitments that was recorded in the second quarter of 2025 resulting from the adoption of a new CECL model.
Busey anticipates that it will have sufficient funds available to meet current loan commitments, including loan applications received and in process prior to the issuance of firm commitments.
Capital Resources
Busey’s capital ratios are in excess of those required to be considered “well-capitalized” pursuant to applicable regulatory guidelines. The Federal Reserve uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks. Risk-based capital ratios are established by allocating assets and certain off-balance-sheet commitments into risk-weighted categories. These balances are then multiplied by the factor appropriate for that risk-weighted category. In order to avoid regulatory limits on dividends, equity repurchases, and discretionary bonus payments, banking institutions must maintain capital in excess of regulatory minimum capital requirements. The table below presents minimum capital ratios that include the capital conservation buffer in comparison to the capital ratios for Busey and Busey Bank as of June 30, 2026:

	Minimum Capital Requirements with Capital Buffer	As of June 30, 2026
		Busey	Busey Bank
Common equity Tier 1 capital to risk weighted assets	7.00%	12.53%	14.65%
Tier 1 capital to risk weighted assets	8.50%	14.03%	14.65%
Total capital to risk weighted assets	10.50%	16.10%	15.63%
Leverage ratio of Tier 1 capital to average assets	4.00%	11.86%	12.38%
For further discussion of capital resources and requirements, see “Note 8. Regulatory Capital.”
First Busey Corporation (BUSE) | 2026 Q2 — 89

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
First Busey Corporation (BUSE) | 2026 Q2 — 90

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Unaudited)

Calculation of Adjusted Net Income and Adjusted Diluted Earnings Per Common Share

		Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share amounts)		2026	2025	2026	2025
Net income (GAAP)	[a]	$63,176	$47,404	$113,157	$17,414
Day 2 provision for credit losses[1]		—	—	—	45,572
Adjustment of initial provision for unfunded commitments due to adoption of new model[2]		—	4,030	—	4,030
Other acquisition expenses		1,196	16,600	6,440	42,626
Restructuring expenses		1,930	—	13,386	—
Net securities (gains) losses		(2,445)	(5,997)	(1,505)	9,771
Related tax benefit[3]		(170)	(4,971)	(4,580)	(27,040)
Non-recurring deferred tax adjustment[4]		—	328	—	4,919
Adjusted net income (Non-GAAP)	[b]	63,687	57,394	126,898	97,292
Preferred dividends	[c]	4,590	155	9,179	155
Adjusted net income available to common stockholders (Non-GAAP)	[d]	$59,097	$57,239	$117,719	$97,137

Weighted average number of common shares outstanding, diluted (GAAP)	[e]	85,385,382	90,883,711	86,602,278	80,251,577
Diluted earnings per common share (GAAP)	[(a-c)÷e]	$0.69	$0.52	$1.20	$0.22
Adjusted diluted earnings per common share (Non-GAAP)	[d÷e]	$0.69	$0.63	$1.36	$1.21
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
3.Tax benefits were calculated using tax rates of 25.0% and 26.5% for the six months ended June 30, 2026 and 2025, respectively. Tax benefits for quarterly periods were calculated as the year-to-date tax amounts less the tax reported for previous quarters during the year.
4.A deferred tax valuation adjustment was recorded in the first quarter of 2025 in connection with the CrossFirst acquisition and the expansion of Busey’s footprint into new states. Additionally, 2025 included a write-off of deferred tax assets related to non-deductible compensation and acquisition-related expenses. Deferred tax adjustments are reflected within the income taxes line on the Statements of Income (Unaudited).
First Busey Corporation (BUSE) | 2026 Q2 — 91

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Unaudited)

Calculation of Return On Average Assets, Return On Average Tangible Common Equity, and Related Adjusted Return Measures

		Three Months Ended		Six Months Ended
(dollars in thousands)		June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income (GAAP)	[a]	$63,176	$47,404	$113,157	$17,414
Amortization of intangible assets		4,232	4,592	8,523	7,675
Tax effect of amortization of intangible assets[1]		(1,058)	(1,256)	(2,131)	(2,035)
Preferred dividends		(4,590)	(155)	(9,179)	(155)
Tangible net income available to common stockholders (Non-GAAP)	[b]	$61,760	$50,585	$110,370	$22,899

Adjusted net income (Non-GAAP)[2]	[c]	$63,687	$57,394	$126,898	$97,292
Amortization of intangible assets		4,232	4,592	8,523	7,675
Tax effect of amortization of intangible assets[1]		(1,058)	(1,256)	(2,131)	(2,035)
Preferred dividends		(4,590)	(155)	(9,179)	(155)
Adjusted tangible net income available to common stockholders (Non-GAAP)	[d]	$62,271	$60,575	$124,111	$102,777

Average total assets	[e]	$17,887,097	$19,068,086	$17,973,180	$16,961,396
Return on average assets (Non-GAAP)[3]	[a÷e]	1.42%	1.00%	1.27%	0.21%
Adjusted return on average assets (Non-GAAP)[3]	[c÷e]	1.43%	1.21%	1.42%	1.16%

Average common equity		$2,183,290	$2,180,963	$2,218,984	$2,057,372
Average goodwill and other intangible assets, net		(474,043)	(494,473)	(476,450)	(452,978)
Average tangible common equity (Non-GAAP)	[f]	$1,709,247	$1,686,490	$1,742,534	$1,604,394

Return on average tangible common equity (Non-GAAP)[3,4]	[b÷f]	14.49%	12.03%	12.77%	2.88%
Adjusted return on average tangible common equity (Non-GAAP)[3,4]	[d÷f]	14.61%	14.41%	14.36%	12.92%
___________________________________________
1.Tax effects were calculated using income tax rates of 25.0% and 26.5% for the six months ended June 30, 2026 and 2025, respectively. Tax effects for quarterly periods were calculated as the year-to-date tax amounts less the tax reported for previous quarters during the year.
2.A reconciliation is provided in the previous table.
3.Annualized measure.
4.Beginning in 2026, Busey revised, for all periods presented, its calculation of return on average tangible common equity and adjusted return on average tangible common equity to eliminate the effects of intangible asset amortization from the numerator of both calculations.
First Busey Corporation (BUSE) | 2026 Q2 — 92

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Unaudited)

Calculation of Net Interest Margin and Adjusted Net Interest Margin

		Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)		2026	2025	2026	2025
Net interest income (GAAP)		$152,402	$153,183	$306,371	$256,914
Tax-equivalent adjustment[1]		841	791	1,718	1,328
Tax-equivalent net interest income (Non-GAAP)	[a]	153,243	153,974	308,089	258,242
Purchase accounting accretion related to business combinations		(4,150)	(7,119)	(9,544)	(9,847)
Adjusted net interest income (Non-GAAP)	[b]	$149,093	$146,855	$298,545	$248,395

Average interest-earning assets (Non-GAAP)	[c]	$16,508,372	$17,700,356	$16,586,634	$15,543,955

Net interest margin (Non-GAAP)[2]	[a÷c]	3.72%	3.49%	3.75%	3.35%
Adjusted net interest margin (Non-GAAP)[2]	[b÷c]	3.62%	3.33%	3.63%	3.22%
___________________________________________
1.Tax-equivalent adjustments were calculated using an estimated federal income tax rate of 21.0%, applied to non-taxable interest income on investments and loans.
2.Annualized measure.

Calculation of Pre-Provision Net Revenue and Related Measures

		Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)		2026	2025	2026	2025
Net interest income (GAAP)		$152,402	$153,183	$306,371	$256,914
Total noninterest income (GAAP)		44,311	44,863	86,576	66,086
Net security (gains) losses (GAAP)		(2,445)	(5,997)	(1,505)	9,771
Total noninterest expense (GAAP)		(112,635)	(127,833)	(242,154)	(239,863)
Pre-provision net revenue (Non-GAAP)	[a]	81,633	64,216	149,288	92,908
Acquisition and restructuring (income) expenses, excluding initial provision expenses		3,126	16,600	19,826	42,626
Adjusted pre-provision net revenue (Non-GAAP)	[b]	$84,759	$80,816	$169,114	$135,534

Average total assets	[c]	$17,887,097	$19,068,086	$17,973,180	$16,961,396

Pre-provision net revenue to average total assets (Non-GAAP)[1]	[a÷c]	1.83%	1.35%	1.67%	1.10%
Adjusted pre-provision net revenue to average total assets (Non-GAAP)[1]	[b÷c]	1.90%	1.70%	1.90%	1.61%
___________________________________________
1.Annualized measure.
First Busey Corporation (BUSE) | 2026 Q2 — 93

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Unaudited)

Calculation of Efficiency Ratio

		Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)		2026	2025	2026	2025
Net interest income (GAAP)	[a]	$152,402	$153,183	$306,371	$256,914
Tax-equivalent adjustment[1]		841	791	1,718	1,328
Tax-equivalent net interest income (Non-GAAP)	[b]	153,243	153,974	308,089	258,242

Total noninterest income (GAAP)		44,311	44,863	86,576	66,086
Net security (gains) losses		(2,445)	(5,997)	(1,505)	9,771
Adjusted noninterest income (Non-GAAP)	[c]	$41,866	$38,866	$85,071	$75,857

Operating revenue (Non-GAAP)	[d = a+c]	$194,268	$192,049	$391,442	$332,771
Tax-equivalent operating revenue (Non-GAAP)[2]	[e = b+c]	195,109	192,840	393,160	334,099

Adjusted noninterest income to operating revenue (Non-GAAP)	[c÷d]	21.55%	20.24%	21.73%	22.80%

Total noninterest expense (GAAP)		$112,635	$127,833	$242,154	$239,863
Acquisition and restructuring expenses, excluding initial provision expenses		(3,126)	(16,600)	(19,826)	(42,626)
Adjusted noninterest expense (Non-GAAP)[3]		109,509	111,233	222,328	197,237
Amortization of intangible assets		(4,232)	(4,592)	(8,523)	(7,675)
Adjusted noninterest expense excluding amortization of intangible assets (Non-GAAP)[4]	[f]	$105,277	$106,641	$213,805	$189,562

Efficiency ratio (Non-GAAP)[5]	[f÷e]	53.96%	55.30%	54.38%	56.74%
___________________________________________
1.Tax-equivalent adjustments were calculated using an estimated federal income tax rate of 21.0%, applied to non-taxable interest income on investments and loans.
2.Beginning in 2026, Busey changed the caption for this revenue measure, which was previously called “adjusted tax-equivalent revenue.” The calculation itself has not changed.
3.Beginning in 2026, to better align with industry standards, Busey revised its calculation of adjusted noninterest expense, for all periods presented, to exclude any adjustment for amortization of intangible assets.
4.Beginning in 2026, Busey changed the caption for the efficiency ratio numerator from “adjusted noninterest expense” to “adjusted noninterest expense excluding amortization of intangible assets.” The calculation itself has not changed.
5.Beginning in 2026, Busey now reports a single efficiency ratio, which was previously reported as the “adjusted efficiency ratio.”
First Busey Corporation (BUSE) | 2026 Q2 — 94

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Unaudited)

Calculation of Tangible Common Equity, and Related Measures and Ratio

		As of
(dollars in thousands, except per share amounts)		June 30, 2026	December 31, 2025
Total assets (GAAP)		$18,191,867	$18,104,736
Goodwill and other intangible assets, net		(471,288)	(480,729)
Tangible assets (Non-GAAP)[1]	[a]	$17,720,579	$17,624,007

Total stockholders’ equity (GAAP)		$2,383,170	$2,468,982
Preferred stock and additional paid in capital on preferred stock		(215,197)	(215,197)
Common equity	[b]	2,167,973	2,253,785
Goodwill and other intangible assets, net		(471,288)	(480,729)
Tangible common equity (Non-GAAP)[1]	[c]	$1,696,685	$1,773,056

Tangible common equity to tangible assets (Non-GAAP)[1]	[c÷a]	9.57%	10.06%

Ending number of common shares outstanding (GAAP)	[d]	83,189,501	87,624,430
Book value per common share (Non-GAAP)	[b÷d]	$26.06	$25.72
Tangible book value per common share (Non-GAAP)	[c÷d]	$20.40	$20.23

Calculation of Core Deposits and Related Ratio

		As of
(dollars in thousands)		June 30, 2026	December 31, 2025
Total deposits (GAAP)	[a]	$15,128,745	$14,905,958
Brokered deposits, excluding brokered time deposits of $250,000 or more		(60,043)	(70,140)
Time deposits of $250,000 or more		(896,354)	(876,207)
Core deposits (Non-GAAP)	[b]	$14,172,348	$13,959,611

Core deposits to total deposits (Non-GAAP)	[b÷a]	93.68%	93.65%
First Busey Corporation (BUSE) | 2026 Q2 — 95

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

A number of factors, many of which are beyond Busey’s ability to control or predict, could cause actual results to differ materially from those in any forward-looking statements. These factors include, among others, the following: (1) the strength of the local, state, national, and international economies and financial markets (including effects of inflationary pressures, the threat or implementation of tariffs, trade wars, and changes to immigration policy); (2) changes in, and the interpretation and prioritization of, local, state, and federal laws, regulations, and governmental policies (including those concerning Busey's general business); (3) the economic impact of any future terrorist threats or attacks, widespread disease or pandemics, military conflicts, acts of war or threats thereof, or other adverse external events that could increase levels of political and economic unpredictability, contribute to rising energy and commodity prices, affect global supply chains, increase the volatility of financial markets, and other matters beyond our control (including the conflicts in the Middle East and Russia’s invasion of Ukraine); (4) unexpected results of acquisitions, including the acquisition of CrossFirst, which may include the failure to realize the anticipated benefits of the acquisitions and the possibility that the transaction and integration costs may be greater than anticipated; (5) the imposition of tariffs or other governmental policies impacting the value of products produced by Busey's commercial borrowers; (6) the impact of bank failures or adverse developments at other banks and related negative publicity about the banking industry, including investor and depositor sentiment regarding bank stability and liquidity; (7) new or revised accounting policies and practices as may be adopted by state and federal regulatory banking agencies, the FASB, the SEC, or the PCAOB; (8) changes in interest rates and prepayment rates of Busey’s assets (including the impact of sustained elevated interest rates); (9) increased competition in the financial services sector (including from non-bank competitors such as credit unions, digital asset service providers, private credit, and fintech companies) and the inability to attract new customers; (10) technological changes implemented by us and other parties, including our third-party vendors, which may have unforeseen consequences to us and our customers, including the development and implementation of tools incorporating artificial intelligence; (11) the loss of key executives or associates, talent shortages, and employee turnover; (12) unexpected outcomes and costs of existing or new litigation, investigations, or other legal proceedings, inquiries, and regulatory actions involving Busey (including with respect to First Busey’s Illinois franchise taxes); (13) fluctuations in the value of securities held in Busey’s securities portfolio, including as a result of changes in interest rates; (14) credit risk and risk from concentrations (by type of borrower, geographic area, collateral, and industry), within Busey's loan portfolio and large loans to certain borrowers (including CRE loans); (15) the concentration of large deposits from certain clients who have balances above current FDIC insurance limits and may withdraw deposits to diversify their exposure; (16) the level of non-performing assets on Busey’s balance sheets; (17) interruptions involving information technology and communications systems or third-party vendors; (18) breaches or failures of information security controls or cybersecurity-related incidents; (19) the availability of future equity and debt issuances and other capital raising opportunities on favorable terms; (20) the economic impact on Busey and its customers of climate change, natural disasters, and exceptional weather occurrences such as tornadoes, hurricanes, floods, blizzards, and droughts; (21) the ability to successfully manage liquidity risk, which may increase dependence on non-core funding sources such as brokered deposits, and may negatively impact Busey's cost of funds; (22) the ability to maintain an adequate level of allowance for credit losses on loans; (23) the effectiveness of Busey’s risk management framework; and (24) the ability of Busey to manage the risks associated with the foregoing. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.
Additional information concerning Busey and its business, including additional factors that could materially affect Busey’s financial results, is included in Busey’s 2025 Annual Report.
First Busey Corporation (BUSE) | 2026 Q2 — 96

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
CRITICAL ACCOUNTING ESTIMATES
Busey’s most significant accounting policies are described in “Note 1. Significant Accounting Policies” of Busey’s 2025 Annual Report. Certain of these accounting policies require management to use significant judgment and estimates, which can have a material impact on the carrying value of certain assets and liabilities. Busey considers these policies to be its critical accounting estimates. The judgment and assumptions made are based upon historical experience, future forecasts, or other factors that management believes to be reasonable under the circumstances. Because of the nature of the judgment and assumptions, actual results could differ from estimates, which could have a material effect on Busey’s financial condition and results of operations.
For additional information regarding critical accounting estimates, see the section titled “Critical Accounting Estimates” included in Item 7 of Busey’s 2025 Annual Report. There have been no material changes in Busey’s application of critical accounting estimates since December 31, 2025.
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
Busey’s interest rate risk resulting from immediate and sustained changes in interest rates, expressed as a change in net interest income as a percentage of the net interest income calculated in the constant base model, was as follows:

	Year-One: Basis Point Changes		Year-Two: Basis Point Changes
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
+200	3.09%	4.14%	3.74%	5.65%
+100	1.79%	2.31%	2.20%	3.13%
-100	(1.01)%	(1.76)%	(2.16)%	(3.27)%
-200	(0.67)%	(2.18)%	(3.33)%	(5.59)%
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
First Busey Corporation (BUSE) | 2026 Q2 — 97

ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
An evaluation of Busey’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was carried out as of June 30, 2026, under the supervision and with the participation of its Chief Executive Officer, Chief Financial Officer, and several other members of senior management. Based on this evaluation, Busey’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, Busey’s disclosure controls and procedures were effective in ensuring that the information First Busey is required to disclose in the reports First Busey files or submits under the Exchange Act was (1) accumulated and communicated to Busey’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (2) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the three months ended June 30, 2026, no change occurred in Busey’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Busey’s internal control over financial reporting.
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As part of the ordinary course of business, Busey is party to litigation that is incidental to its regular business activities.
On November 25, 2025, First Busey filed two lawsuits against the Illinois Secretary of State in connection with an ongoing dispute regarding the amount of franchise taxes, penalties, interest, fees, and charges purportedly due from First Busey to the Illinois Secretary of State. See “Note 11. Outstanding Commitments and Contingent Liabilities” for further information.
Other than the foregoing lawsuits, there is no material pending litigation, other than ordinary routine litigation incidental to its business, in which Busey is involved or of which any of its property is the subject. Furthermore, there is no pending legal proceeding that is adverse to Busey in which any director, officer, or affiliate of Busey, or any associate of any such director or officer, is a party, or has a material interest.
ITEM 1A. RISK FACTORS
There have been no material changes to the factors discussed in “Part I—Item 1A. Risk Factors” of Busey’s 2025 Annual Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
UNREGISTERED SALES OF EQUITY SECURITIES
None.
ISSUER PURCHASES OF EQUITY SECURITIES
On February 3, 2015, First Busey's board of directors approved the Stock Repurchase Plan authorizing, but not obligating, First Busey to repurchase shares of its common stock. The Stock Repurchase Plan may be terminated, or the number of shares authorized for repurchase may be increased or decreased by First Busey's board of directors at its discretion at any time. On May 20, 2026, First Busey's board of directors approved an amendment to the Stock Repurchase Plan to increase by 4,000,000 the number of shares of First Busey’s common stock available for repurchase under the plan.
First Busey Corporation (BUSE) | 2026 Q2 — 98

The following table summarizes share repurchase activity, excluding excise taxes, during the second quarter of 2026.

Period	Total Number of Common Shares Purchased	Weighted Average Price Paid per Common Share	Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares That May Yet Be Purchased Under the Plans or Programs
April 1-30, 2026	720,000	$26.26	720,000	1,518,775
May 1-31, 2026	885,000	26.57	885,000	4,633,775
June 1-30, 2026	735,000	28.18	735,000	3,898,775
Three months ended June 30, 2026	2,340,000	$26.98	2,340,000

Six Months ended June 30, 2026	4,957,400	$25.97	4,957,400
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
During the fiscal quarter ended June 30, 2026, none of Busey’s directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of First Busey securities that was intended to satisfy the affirmative defense conditions of Rule 10b5‑1(c) or any non-Rule 10b5‑1 trading arrangement.
First Busey Corporation (BUSE) | 2026 Q2 — 99

ITEM 6. EXHIBITS

Incorporated herein by reference
Exhibit Number	Description of Exhibit	Filing Entity1 (File No.)[1]	Form	Exhibit	Filing Date	Filed Herewith
10.1†	First Busey Corporation Second Amended 2020 Equity Incentive Plan	BUSE (001-42677)	DEFR14A	Appendix A	04/13/2026

31.1	Certification of Principal Executive Officer pursuant to 15 U.S.C. §7241 and 17 C.F.R. §240.13a-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to 15 U.S.C. §7241 and 17 C.F.R. §240.13a-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					X

101.INS	iXBRL Instance Document

101.SCH	iXBRL Taxonomy Extension Schema

101.CAL	iXBRL Taxonomy Extension Calculation Linkbase

101.LAB	iXBRL Taxonomy Extension Label Linkbase

101.PRE	iXBRL Taxonomy Extension Presentation Linkbase

101.DEF	iXBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
___________________________________________
1.BUSE is First Busey Corporation.
†Management contract or compensatory plan.

First Busey Corporation (BUSE) | 2026 Q2 — 100

SIGNATURES
Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, effective as of August 6, 2026.

FIRST BUSEY CORPORATION (Registrant)

By:	/s/ VAN A. DUKEMAN
Van A. Dukeman
Chairman, President, and Chief Executive Officer (Principal Executive Officer)

By:	/s/ CHRISTOPHER H.M. CHAN
Christopher H.M. Chan
Chief Financial Officer (Principal Financial Officer)

By:	/s/ SCOTT A. PHILLIPS
Scott A. Phillips
Chief Accounting Officer (Principal Accounting Officer)
First Busey Corporation (BUSE) | 2026 Q2 — 101