Form 10-Q
period 2026-09-30
FIRST BUSEY CORP /NV/
filed 2026-11-05
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2026
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
Registrant’s telephone number, including area code: (913) 312-6800
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2026
Common Stock, $0.001 par value	80,256,870

FIRST BUSEY CORPORATION
FORM 10-Q
SEPTEMBER 30, 2026
First Busey Corporation (BUSE) | 2026 Q3

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
Basel III Rule
Regulations promulgated by U.S. federal banking agencies—the Office of the Comptroller of the Currency, the Federal Reserve, and the FDIC—to both enforce implementation of certain aspects of the Basel III capital reforms and effect certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act

bps	basis points
Busey	First Busey Corporation, together with its wholly-owned consolidated subsidiaries
Busey Series A Preferred Stock	Series A Non-Cumulative Perpetual Preferred Stock, $0.001 par value
Busey Series B Preferred Stock	8.25% Fixed-Rate Series B Non-Cumulative Perpetual Preferred Stock, $0.001 par value
C&I	Commercial and industrial
CECL	ASC Topic 326 “Financial Instruments-Credit Losses,” which established the Current Expected Credit Losses methodology for measuring credit losses on financial instruments
CRE	Commercial real estate
Credit Agreement	Second Amended and Restated Credit Agreement dated as of May 28, 2021, by and between First Busey and USB, as amended, restated, supplemented or otherwise modified from time to time
CrossFirst	CrossFirst Bankshares, Inc.
DSU	Deferred stock unit
ESPP	First Busey Corporation Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
Fair value	The price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date, as defined in ASC Topic 820 “Fair Value Measurement”
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
First Busey	First Busey Corporation
FirsTech	FirsTech, Inc.
GAAP	U.S. Generally Accepted Accounting Principles
First Busey Corporation (BUSE) | 2026 Q3 — 1

Term	Definition
LOCOM	Lower of Cost or Market, an accounting approach under which assets are carried at amortized historical cost less write-offs and downward fair value adjustments, as may be applicable
MD&A	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited), included in this Quarterly Report
M&M	Merchants and Manufacturers Bank Corporation
MSA	Metropolitan Statistical Area
Nasdaq	National Association of Securities Dealers Automated Quotations
N/A	Not applicable
OCI	Other comprehensive income (loss)
OREO	Other real estate owned
PCAOB	Public Company Accounting Oversight Board
PCD	Purchased credit deteriorated
PSU	Performance stock unit
pts	percentage points
Quarterly Report	Quarterly report filed with the SEC on Form 10-Q pursuant to Section 13 or 15(d) of the Exchange Act
RSU	Restricted stock unit
SBA	U.S. Small Business Administration
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate published by the Federal Reserve
SSAR	Stock-settled stock appreciation right
U.S.	United States of America
USB	U.S. Bank National Association
First Busey Corporation (BUSE) | 2026 Q3 — 2

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

First Busey Corporation (BUSE) | 2026 Q3 — 3

FIRST BUSEY CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)

	As of
(dollars in thousands, except per share amounts)	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents:
Cash and due from banks	$173,136	$181,041
Interest-bearing deposits	709,917	99,186
Total cash and cash equivalents	883,053	280,227
Interest-bearing time deposits in other banks	24,450	13,825
Debt securities available for sale	2,669,937	2,162,548
Debt securities held to maturity	685,134	746,385
Equity securities	15,557	14,916
Loans held for sale	68,081	5,752
Portfolio loans (net of ACL of $164,280 at September 30, 2026, and $174,023 at December 31, 2025)	12,658,209	13,393,776
Restricted bank stock	77,067	77,006
Premises and equipment, net	190,257	193,444
Goodwill	382,363	383,280
Other intangible assets, net	84,774	97,449
Cash surrender value of bank owned life insurance	265,357	260,402
Other assets	554,367	475,726
Total assets	$18,558,606	$18,104,736
Liabilities and stockholders’ equity
Liabilities
Deposits:
Noninterest-bearing	$3,439,061	$3,659,421
Interest-bearing	12,098,505	11,246,537
Total deposits	15,537,566	14,905,958
Securities sold under agreements to repurchase	154,693	166,929
Short-term borrowings	41,793	—
Long-term borrowings	98,165	113,806
Subordinated notes, net of unamortized issuance costs	99,710	99,395
Junior subordinated debt owed to unconsolidated trusts	62,546	77,328
Other liabilities	307,854	272,338
Total liabilities	16,302,327	15,635,754
Outstanding commitments and contingent liabilities (see Notes 5 and 11)
Stockholders’ equity
Preferred stock, $0.001 par value, liquidation preference $222,750 at September 30, 2026, and December 31, 2025	—	—
Common stock, $0.001 par value	93	93
Additional paid-in capital	2,367,703	2,375,511
Retained earnings	424,880	336,707
AOCI	(241,880)	(124,473)
Total stockholders’ equity before treasury stock	2,550,796	2,587,838
Treasury stock at cost	(294,517)	(118,856)
Total stockholders’ equity	2,256,279	2,468,982
Total liabilities and stockholders’ equity	$18,558,606	$18,104,736

Shares
Preferred shares issued and outstanding (1,000,000 shares authorized)	222,750	222,750
Common shares (200,000,000 authorized at September 30, 2026, and December 31, 2025):
Issued	92,694,541	92,694,541
Less: Treasury	11,417,887	5,070,111
Outstanding	81,276,654	87,624,430
See accompanying Notes to Consolidated Financial Statements (Unaudited).
First Busey Corporation (BUSE) | 2026 Q3 — 4

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2026	2025	2026	2025
Interest income
Interest and fees on loans	$196,747	$214,357	$595,521	$568,299
Taxable interest income	26,449	22,146	69,833	63,836
Non-taxable interest income	1,751	1,644	5,217	3,926
Dividend income on bank stock	1,237	871	3,244	2,173
Other interest income	6,387	5,487	8,666	20,532
Total interest income	232,571	244,505	682,481	658,766
Interest expense
Deposits	74,923	84,611	206,710	230,070
Federal funds purchased and securities sold under agreements to repurchase	928	976	2,922	2,738
Short-term borrowings	315	26	2,711	589
Long-term borrowings	869	937	3,030	1,967
Subordinated notes	1,356	1,417	4,064	7,203
Junior subordinated debt owed to unconsolidated trusts	1,035	1,401	3,528	4,148
Total interest expense	79,426	89,368	222,965	246,715
Net interest income	153,145	155,137	459,516	412,051
Provision for credit losses	9,642	(985)	14,889	50,308
Net interest income after provision for credit losses	143,503	156,122	444,627	361,743
Noninterest income
Wealth management fees	19,846	17,184	59,197	51,325
Payment technology solutions	5,108	5,092	15,153	15,121
Treasury management services	4,824	4,228	14,069	11,634
Capital markets income	1,472	1,936	5,714	4,515
Card services and ATM fees	4,733	4,799	14,192	13,388
Other service charges on deposit accounts	1,361	1,617	4,274	4,663
Income on bank owned life insurance	1,659	1,623	4,912	4,814
Realized net gains (losses) on securities	137	(13)	160	(15,549)
Unrealized net gains (losses) recognized on equity securities	(840)	(275)	642	5,490
Other noninterest income	2,102	5,007	8,665	11,883
Total noninterest income	40,402	41,198	126,978	107,284
Noninterest expense
Salaries and employee benefits	66,432	74,145	219,339	220,068
Data processing	9,436	9,714	28,168	33,310
Net occupancy expense of premises	7,977	7,982	23,479	21,613
Furniture and equipment expenses	2,530	2,143	7,043	6,296
Professional fees	2,507	2,931	8,787	15,316
Amortization of intangible assets	4,151	4,507	12,674	12,182
Interchange expense	1,156	1,336	3,368	3,976
FDIC insurance	1,293	3,151	6,093	7,742
Other noninterest expense	15,916	14,109	44,601	39,378
Total noninterest expense	111,398	120,018	353,552	359,881
Income before income taxes	72,507	77,302	218,053	109,146
Income taxes	16,662	20,204	49,051	34,634
Net income	$55,845	$57,098	$169,002	$74,512
Dividends on preferred stock	4,589	5,131	13,768	5,286
Net income available to common stockholders	$51,256	$51,967	$155,234	$69,226

Weighted average number of common shares outstanding, basic	82,478,537	89,136,898	84,540,756	82,508,723
Weighted average number of common shares outstanding, diluted	83,733,110	90,218,382	85,634,496	83,609,999
Basic earnings per common share	$0.62	$0.58	$1.84	$0.84
Diluted earnings per common share	$0.61	$0.58	$1.81	$0.83
See accompanying Notes to Consolidated Financial Statements (Unaudited).
First Busey Corporation (BUSE) | 2026 Q3 — 5

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Net income	$55,845	$57,098	$169,002	$74,512
OCI:
Unrealized/Unrecognized gains (losses) on debt securities:
Net unrealized holding gains (losses) on debt securities available for sale	(115,214)	24,391	(130,750)	61,710
Reclassification adjustment for realized (gains) losses on debt securities available for sale included in net income	(137)	13	(160)	15,549
Amortization of unrecognized losses on securities transferred to held to maturity	901	1,104	2,784	3,369
Tax effect	28,649	(8,356)	32,074	(22,185)
Net change in unrealized/unrecognized gains (losses) on debt securities	(85,801)	17,152	(96,052)	58,443
Unrealized gains (losses) on cash flow hedges:
Net unrealized holding gains (losses) on cash flow hedges	(21,482)	(486)	(32,748)	9,075
Reclassification adjustment for realized (gains) losses on cash flow hedges included in net income	1,466	2,304	4,256	6,629
Tax effect	5,017	(460)	7,137	(3,909)
Net change in unrealized gains (losses) on cash flow hedges	(14,999)	1,358	(21,355)	11,795
OCI	(100,800)	18,510	(117,407)	70,238
Total comprehensive income (loss)	$(44,955)	$75,608	$51,595	$144,750
See accompanying Notes to Consolidated Financial Statements (Unaudited).
First Busey Corporation (BUSE) | 2026 Q3 — 6

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months Ended September 30, 2026
	Number of Shares		Stock		Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total Stockholders' Equity
(dollars in thousands)	Preferred	Common	Preferred	Common
Balance, June 30, 2026	222,750	83,189,501	$—	$93	$2,364,585	$395,409	$(141,080)	$(235,837)	$2,383,170
Net income	—	—	—	—	—	55,845	—	—	55,845
OCI, net of tax	—	—	—	—	—	—	(100,800)	—	(100,800)
Repurchase of stock, including excise tax	—	(1,972,900)	—	—	—	—	—	(60,180)	(60,180)
Net issuance of treasury stock for stock-based compensation plans	—	60,053	—	—	(1,158)	—	—	1,500	342
Cash dividends on preferred stock	—	—	—	—	—	(4,589)	—	—	(4,589)
Cash dividends on common stock	—	—	—	—	—	(21,504)	—	—	(21,504)
Dividend equivalents on RSUs/PSUs/DSUs	—	—	—	—	281	(281)	—	—	—
Stock-based compensation expense	—	—	—	—	3,995	—	—	—	3,995
Balance, September 30, 2026	222,750	81,276,654	$—	$93	$2,367,703	$424,880	$(241,880)	$(294,517)	$2,256,279

	Three Months Ended September 30, 2025
	Number of Shares		Stock		Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total Stockholders' Equity
(dollars in thousands)	Preferred	Common	Preferred	Common
Balance, June 30, 2025	222,750	89,104,678	$—	$93	$2,377,560	$273,799	$(155,311)	$(83,595)	$2,412,546
Net income	—	—	—	—	—	57,098	—	—	57,098
OCI, net of tax	—	—	—	—	—	—	18,510	—	18,510
Repurchase of stock, including excise tax	—	(580,000)	—	—	—	—	—	(13,547)	(13,547)
Net issuance of treasury stock for stock-based compensation plans	—	264,365	—	—	(8,740)	—	—	6,108	(2,632)
Cash dividends on preferred stock	—	—	—	—	—	(5,131)	—	—	(5,131)
Cash dividends on common stock	—	—	—	—	—	(22,307)	—	—	(22,307)
Dividend equivalents on RSUs/PSUs/DSUs	—	—	—	—	382	(382)	—	—	—
Stock-based compensation expense	—	—	—	—	4,298	—	—	—	4,298
Balance, September 30, 2025	222,750	88,789,043	$—	$93	$2,373,500	$303,077	$(136,801)	$(91,034)	$2,448,835

(continued)
First Busey Corporation (BUSE) | 2026 Q3 — 7

FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (Continued)

	Nine Months Ended September 30, 2026
	Number of Shares		Stock		Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total Stockholders' Equity
(dollars in thousands)	Preferred	Common	Preferred	Common
Balance, December 31, 2025	222,750	87,624,430	$—	$93	$2,375,511	$336,707	$(124,473)	$(118,856)	$2,468,982
Net income	—	—	—	—	—	169,002	—	—	169,002
OCI, net of tax	—	—	—	—	—	—	(117,407)	—	(117,407)
Repurchase of stock, including excise tax	—	(6,930,300)	—	—	—	—	—	(190,085)	(190,085)
Net issuance of treasury stock for stock-based compensation plans	—	582,524	—	—	(19,369)	—	—	14,424	(4,945)
Cash dividends on preferred stock	—	—	—	—	—	(13,768)	—	—	(13,768)
Cash dividends on common stock	—	—	—	—	—	(66,195)	—	—	(66,195)
Dividend equivalents on RSUs/PSUs/DSUs	—	—	—	—	866	(866)	—	—	—
Stock-based compensation expense	—	—	—	—	10,695	—	—	—	10,695
Balance, September 30, 2026	222,750	81,276,654	$—	$93	$2,367,703	$424,880	$(241,880)	$(294,517)	$2,256,279

	Nine Months Ended September 30, 2025
	Number of Shares		Stock		Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total Stockholders' Equity
(dollars in thousands)	Preferred	Common	Preferred	Common
Balance, December 31, 2024	—	56,895,981	$—	$60	$1,360,530	$294,054	$(207,039)	$(64,336)	$1,383,269
Net income	—	—	—	—	—	74,512	—	—	74,512
OCI, net of tax	—	—	—	—	—	—	70,238	—	70,238
Stock issued in acquisition, net of stock issuance costs	7,750	33,148,268	—	33	808,022	—	—	—	808,055
Issuance of preferred stock, net of issuance costs	215,000	—	—	—	207,447	—	—	—	207,447
Repurchase of stock, including excise tax	—	(1,812,000)	—	—	—	—	—	(40,038)	(40,038)
Net issuance of treasury stock for stock-based compensation plans	—	556,794	—	—	(16,854)	—	—	13,340	(3,514)
Cash dividends on preferred stock	—	—	—	—	—	(5,286)	—	—	(5,286)
Cash dividends on common stock	—	—	—	—	—	(58,973)	—	—	(58,973)
Dividend equivalents on RSUs/PSUs/DSUs	—	—	—	—	1,230	(1,230)	—	—	—
Stock-based compensation expense	—	—	—	—	13,125	—	—	—	13,125
Balance, September 30, 2025	222,750	88,789,043	$—	$93	$2,373,500	$303,077	$(136,801)	$(91,034)	$2,448,835
See accompanying Notes to Consolidated Financial Statements (Unaudited).
First Busey Corporation (BUSE) | 2026 Q3 — 8

FINANCIAL STATEMENTS
FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2026	2025
Cash flows provided by (used in) operating activities
Net income	$169,002	$74,512
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	14,889	50,308
Amortization of intangible assets	12,674	12,182
Amortization of mortgage servicing rights	536	486
Depreciation and amortization of premises and equipment	10,689	9,505
Net amortization (accretion) on portfolio loans	(16,003)	(12,046)
Net amortization (accretion) of premium (discount) on investment securities	(2,002)	1,405
Net amortization (accretion) of premium (discount) on time deposits	21	(1,715)
Net amortization (accretion) of premium (discount) on FHLB advances and other borrowings	1,389	1,470
Impairment of OREO and other repossessed assets	157	270
Impairment of fixed assets held for sale	11	188
Impairment (reversal of impairment) of mortgage servicing rights	(155)	35
Impairment of leases	—	28
Unrealized (gains) losses recognized on equity securities, net	(642)	(5,490)
(Gain) loss on sales of debt securities, net	(160)	15,549
(Gain) loss on sales of loans, net	(854)	(1,140)
(Gain) loss on sales of OREO and other repossessed assets	(74)	96
(Gain) loss on sales of premises and equipment	4	27
(Gain) loss on life insurance proceeds	—	(357)
Increase in cash surrender value of bank owned life insurance	(4,912)	(4,457)
Provision for deferred income taxes expense	7,981	3,132
Stock-based compensation expense	10,695	13,125
Mortgage loans originated for sale	(47,211)	(77,210)
Proceeds from sales of mortgage loans	50,769	73,098
Increase in other assets	(11,061)	(1,337)
Decrease in other liabilities	(31,524)	(31,284)
Net cash provided by operating activities	$164,219	$120,380

(continued)
First Busey Corporation (BUSE) | 2026 Q3 — 9

FINANCIAL STATEMENTS
FIRST BUSEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Nine Months Ended September 30,
(dollars in thousands)	2026	2025
Cash flows provided by (used in) investing activities
Purchases of interest-bearing time deposits in other banks	$(10,970)	$(545)
Proceeds from maturities of interest-bearing time deposits in other banks	345	2,214
Purchases of equity securities	(18,440)	(919)
Proceeds from sales of equity securities	18,441	6,444
Purchases of debt securities available for sale	(910,113)	(385,411)
Proceeds from sales of debt securities available for sale	—	529,760
Proceeds from paydowns and maturities of debt securities available for sale	275,184	354,041
Proceeds from paydowns and maturities of debt securities held to maturity	62,827	43,409
Purchases of restricted bank stock	(33,533)	(35,278)
Proceeds from the redemption of restricted bank stock	33,594	11,905
Purchases of loans	(8,678)	—
Proceeds from the sales of loans	9,052	—
Net decrease in loans	667,941	161,275
Net cash received in (paid for) acquisitions (see Note 2)	—	385,804
Cash paid for premiums on bank-owned life insurance	(42)	(46)
Proceeds from life insurance	—	4,334
Purchases of premises and equipment	(6,600)	(13,179)
Proceeds from disposition of premises and equipment	303	710
Net proceeds from OREO and other repossessed assets	2,972	16,260
Net cash provided by investing activities	$82,283	$1,080,778

Cash flows provided by (used in) financing activities
Net increase (decrease) in deposits	$631,587	$(1,482,312)
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(12,236)	(8,458)
Proceeds from short-term borrowings	14,767,901	—
Repayment of short-term borrowings	(14,761,801)	(11,158)
Proceeds from other borrowings, net of debt issuance costs	21,000	16,667
Repayment of other borrowings	(15,134)	(125,129)
Cash dividends paid	(79,963)	(64,259)
Purchase of treasury stock	(190,085)	(40,038)
Cash paid for withholding taxes on stock-based payments	(6,646)	(5,001)
Issuance of treasury stock for the ESPP	1,701	1,487
Issuance of preferred stock, net of stock issuance costs	—	207,447
Common stock issuance costs	—	(920)
Net cash provided by (used in) financing activities	$356,324	$(1,511,674)

Net increase (decrease) in cash and cash equivalents[1]	$602,826	$(310,516)
Cash and cash equivalents, beginning of period[1]	280,227	682,410
Cash and cash equivalents, end of period[1]	$883,053	$371,894

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$221,287	$243,489
Non-cash investing and financing activities:
OREO and other repossessed assets acquired in settlement of loans	$406	$22,528
Transfer from portfolio loans to loans held for sale	65,377	—
Transfer of loans held for sale to portfolio loans	79	—
___________________________________________
1.Cash and cash equivalent balances include restricted cash and cash equivalents. See “Note 1. Significant Accounting Policies—Cash and Cash Equivalents” for additional information regarding restrictions on cash and cash equivalents.
See accompanying Notes to Consolidated Financial Statements (Unaudited).
First Busey Corporation (BUSE) | 2026 Q3 — 10

FIRST BUSEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1. SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
First Busey Corporation, a Nevada corporation organized in 1980, is an $18.56 billion financial holding company headquartered in Leawood, Kansas. First Busey’s stock is traded on The Nasdaq Global Select Market, with its common stock trading under the symbol “BUSE” and its depositary shares of Busey Series B Preferred Stock trading under the symbol “BUSEP.”
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
Trust Assets
Assets held for customers in a fiduciary or agency capacity, other than trust cash on deposit at Busey Bank, are not Busey’s assets and, accordingly, are not included in the accompanying unaudited consolidated financial statements. Busey had assets under care of $16.72 billion at September 30, 2026, and $15.66 billion at December 31, 2025.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, cash items in process of collection, amounts due from other banks, and interest-bearing deposits held with other financial institutions with original maturities of three months or less. The carrying amount of these instruments is considered a reasonable estimate of fair value.
First Busey Corporation (BUSE) | 2026 Q3 — 11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Restrictions on Cash and Cash Equivalents
Cash and cash equivalents reported on the Consolidated Balance Sheets (Unaudited) include amounts generally described as restricted cash, as summarized in the table below:

		As of
(dollars in thousands)	Location	September 30, 2026	December 31, 2025
Restricted cash and cash equivalents
Contractually restricted by third-party service providers	Cash and due from banks	$13,647	$13,647
Cash pledged to secure obligations under derivative contracts	Interest-bearing deposits	15,890	14,400
Restricted cash subject to call by the Federal Reserve Bank	Interest-bearing deposits	68,055	68,055
Total restricted cash and cash equivalents		$97,592	$96,102
Interest-bearing time deposits in other banks
Interest-bearing time deposits in other banks consist of certificates of deposit with original maturities greater than three months and are carried at amortized cost.
Loans Held for Sale
Loans held for sale are loans which Busey has the intent and ability to sell to investors and/or in the secondary mortgage market. A portfolio loan is reclassified to held for sale when management decides to sell it in the near term. As of September 30, 2026, loans held for sale included $3.0 million of mortgage loans and $65.1 million of commercial loans.
Busey accounts for loans held for sale at LOCOM, which is determined on an individual loan basis. Loans held for sale are carried at amortized historical cost less loan write-offs and downward fair value adjustments, as may be applicable. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. When a portfolio loan is transferred to held for sale, any ACL previously recorded on the loan is reversed through the provision for credit losses, and the loan is transferred at the lower of amortized cost or fair value. Gain or loss on sale is recognized at the settlement date and is determined by the difference between the sales proceeds and the carrying amount, net of the value of any servicing asset retained.
A pool of lender finance commercial loans acquired in the acquisition of CrossFirst was reclassified to held for sale during the three months ended September 30, 2026. The loans, which were included in the C&I and other commercial lending activity within the commercial loans portfolio segment, had an amortized cost basis of $65.4 million on the transfer date. As a result of the transfer, Busey recognized both: (1) a $0.7 million LOCOM adjustment (measured at the transfer date and updated as of September 30, 2026) as a reduction to other noninterest income, primarily attributable to the purchase premium assigned to these loans at acquisition; and (2) a $0.7 million release of allowance for credit losses as a reduction to provision expense. The loans were subsequently sold in the fourth quarter of 2026.
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
First Busey Corporation (BUSE) | 2026 Q3 — 12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
As of September 30, 2026, Busey remains under examination by the Illinois Department of Revenue for M&M's tax filings for the tax years ended December 31, 2022 and 2023. In addition, during the three months ended September 30, 2026, Busey received notice from the Illinois Department of Revenue of its intent to audit First Busey’s 2021 tax returns.
Preferred Stock
The following table summarizes First Busey’s preferred stock issuances as of both September 30, 2026, and December 31, 2025:

Title of Each Issue	Shares Authorized	Shares Issued	Shares Outstanding	Par Value
Preferred stock, $0.001 par value:	1,000,000
Series A Non-Cumulative Perpetual Preferred Stock	7,750	7,750	7,750	$7.75
8.25% Fixed-Rate Series B Non-Cumulative Perpetual Preferred Stock	230,000	215,000	215,000	$215.00
Changes in preferred stock issued are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
Title of Each Issue	2026	2025	2026	2025
Series A Non-Cumulative Perpetual Preferred Stock[1]	$—	$—	$—	$7.75
8.25% Fixed-Rate Series B Non-Cumulative Perpetual Preferred Stock[2]	—	—	—	215.00
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
First Busey Corporation (BUSE) | 2026 Q3 — 13

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
First Busey Corporation (BUSE) | 2026 Q3 — 14

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
Subsequent Events
Busey has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this Quarterly Report were issued. There were no significant events subsequent to the quarter ended September 30, 2026, through the filing date of these unaudited consolidated financial statements.
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
First Busey Corporation (BUSE) | 2026 Q3 — 15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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
As the total consideration paid for CrossFirst exceeded the estimated fair value of net assets acquired, goodwill of $48.6 million was recorded. Goodwill recorded for this transaction reflects synergies anticipated from the acquisition and greater revenue opportunities arising from Busey’s broader service capabilities in attractive new markets. Goodwill recorded for this transaction is not deductible for tax purposes and was assigned to the Banking operating segment.
First Busey Corporation (BUSE) | 2026 Q3 — 16

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
First Busey Corporation (BUSE) | 2026 Q3 — 17

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

(dollars in thousands)	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Revenue (net interest income plus noninterest income)	$193,896	$559,858
Net income	55,301	123,574
First Busey Corporation (BUSE) | 2026 Q3 — 18

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Other Acquisition Costs
Busey incurred acquisition-related expenses as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Pre-tax acquisition expenses
CrossFirst[1]	$1,132	$7,251	$7,572	$95,341
M&M2	—	—	—	108
Pre-tax acquisition expenses	$1,132	$7,251	$7,572	$95,449
___________________________________________
1.During the nine months ended September 30, 2026, Busey recorded acquisition expenses comprising salaries and employee benefits for multi-year retention agreements, replacement stock-based compensation awards, and relocation related to the CrossFirst acquisition; data processing; and professional fees.
During the nine months ended September 30, 2025, Busey recorded an initial provision to establish an ACL on non-PCD loans and unfunded commitments and multiple components of noninterest expense including salaries and employee benefits (including equity compensation); data processing; and legal, professional, and consulting costs. In addition to the acquisition costs presented in the table above, during the nine months ended September 30, 2025, Busey recorded a $4.0 million adjustment to the initial provision for unfunded commitments for CrossFirst acquisition-date balances based on revised estimates resulting from implementation of a new CECL model.
2.During the nine months ended September 30, 2025, Busey recorded final acquisition expenses, comprising data processing and consulting expenses, related to the acquisition of M&M, which was completed on April 1, 2024.
Of the total acquisition-related expenses, the following legal, professional, and consulting costs were incurred to consummate the merger:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Pre-tax costs to consummate the merger	$—	$301	$119	$7,531
First Busey Corporation (BUSE) | 2026 Q3 — 19

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 3. DEBT SECURITIES
Busey's portfolio of debt securities includes both available for sale and held to maturity securities. The tables below provide the amortized cost, unrealized or unrecognized gains and losses, and fair values of debt securities, summarized by major category:

	As of September 30, 2026
(dollars in thousands)	Amortized Cost	Unrealized		Fair Value
		Gross Gains	Gross Losses
Debt securities available for sale[1]
Obligations of U.S. government corporations and agencies	$103,656	$—	$(6,839)	$96,817
Obligations of states and political subdivisions	288,167	1	(30,714)	257,454
Asset-backed securities	266,911	52	(318)	266,645
Commercial mortgage-backed securities	190,254	—	(17,335)	172,919
Residential mortgage-backed securities	2,050,750	3	(212,228)	1,838,525
Corporate debt securities	39,406	61	(1,890)	37,577
Total debt securities available for sale	$2,939,144	$117	$(269,324)	$2,669,937

	Amortized Cost	Unrecognized		Fair Value
		Gross Gains	Gross Losses
Debt securities held to maturity
Commercial mortgage-backed securities	$330,970	$—	$(79,046)	$251,924
Residential mortgage-backed securities	354,164	—	(69,621)	284,543
Total debt securities held to maturity	$685,134	$—	$(148,667)	$536,467
___________________________________________
1.This table includes debt securities marked at par, with no gain or loss.

First Busey Corporation (BUSE) | 2026 Q3 — 20

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

	As of September 30, 2026
(dollars in thousands)	Amortized Cost	Fair Value
Debt securities available for sale
Due in one year or less	$10,736	$10,723
Due after one year through five years	112,388	104,489
Due after five years through ten years	328,648	300,131
Due after ten years	2,487,372	2,254,594
Debt securities available for sale	$2,939,144	$2,669,937

Debt securities held to maturity
Due after one year through five years	$33,231	$31,681
Due after ten years	651,903	504,786
Debt securities held to maturity	$685,134	$536,467
First Busey Corporation (BUSE) | 2026 Q3 — 21

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Gains and Losses on Debt Securities Available for Sale
Realized gains and losses related to sales and calls of debt securities available for sale are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Realized gains and losses on debt securities
Gross gains on debt securities	$158	$—	$182	$9
Gross losses on debt securities[1]	(21)	(13)	(22)	(15,558)
Realized net gains (losses) on debt securities	$137	$(13)	$160	$(15,549)
___________________________________________
1.During the first quarter of 2025, Busey sold available for sale debt securities with a book value of approximately $205.6 million for a pre-tax loss of $15.5 million and related estimated tax benefit of $4.3 million, as part of a balance sheet repositioning strategy.
Debt securities with carrying amounts of $711.1 million on September 30, 2026, and $744.2 million on December 31, 2025, were pledged as collateral for public deposits, securities sold under agreements to repurchase, and for other purposes as required.
First Busey Corporation (BUSE) | 2026 Q3 — 22

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Debt Securities in an Unrealized or Unrecognized Loss Position
The following information pertains to debt securities with gross unrealized or unrecognized losses, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	As of September 30, 2026
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities available for sale
Obligations of U.S. government corporations and agencies[1]	$96,809	$(6,839)	$8	$—	$96,817	$(6,839)
Obligations of states and political subdivisions	168,431	(16,861)	87,203	(13,853)	255,634	(30,714)
Asset-backed securities	188,390	(318)	—	—	188,390	(318)
Commercial mortgage-backed securities	90,255	(3,087)	67,720	(14,248)	157,975	(17,335)
Residential mortgage-backed securities	1,172,186	(56,541)	665,772	(155,687)	1,837,958	(212,228)
Corporate debt securities	11,265	(225)	20,325	(1,665)	31,590	(1,890)
Debt securities available for sale with gross unrealized losses	$1,727,336	$(83,871)	$841,028	$(185,453)	$2,568,364	$(269,324)

	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Debt securities held to maturity
Commercial mortgage-backed securities	$251,924	$(79,046)	$251,924	$(79,046)
Residential mortgage-backed securities	284,543	(69,621)	284,543	(69,621)
Debt securities held to maturity with gross unrecognized losses	$536,467	$(148,667)	$536,467	$(148,667)
___________________________________________
1.Losses on securities in a continuous loss position for 12 months or more were immaterial, rounding to zero thousand.
First Busey Corporation (BUSE) | 2026 Q3 — 23

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of December 31, 2025
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities available for sale
Obligations of U.S. government corporations and agencies	$39,156	$(80)	$—	$—	$39,156	$(80)
Obligations of states and political subdivisions	28,592	(361)	92,205	(9,537)	120,797	(9,898)
Asset-backed securities	10,005	(35)	—	—	10,005	(35)
Commercial mortgage-backed securities	4,986	(48)	71,830	(11,143)	76,816	(11,191)
Residential mortgage-backed securities	84,023	(708)	765,361	(128,559)	849,384	(129,267)
Corporate debt securities	5,969	(20)	29,097	(1,691)	35,066	(1,711)
Debt securities available for sale with gross unrealized losses	$172,731	$(1,252)	$958,493	$(150,930)	$1,131,224	$(152,182)

	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Debt securities held to maturity
Commercial mortgage-backed securities	$302,615	$(65,210)	$302,615	$(65,210)
Residential mortgage-backed securities	323,342	(55,218)	323,342	(55,218)
Debt securities held to maturity with gross unrecognized losses	$625,957	$(120,428)	$625,957	$(120,428)
Additional information about debt securities in an unrealized or unrecognized loss position is presented in the tables below:

	As of September 30, 2026
(dollars in thousands)	Available for Sale	Held to Maturity	Total
Debt securities with gross unrealized or unrecognized losses, fair value	$2,568,364	$536,467	$3,104,831
Gross unrealized or unrecognized losses on debt securities	269,324	148,667	417,991
Ratio of gross unrealized or unrecognized losses to debt securities with gross unrealized or unrecognized losses	10.5%	27.7%	13.5%

Count of debt securities	714	51	765
Count of debt securities in an unrealized or unrecognized loss position	682	51	733
First Busey Corporation (BUSE) | 2026 Q3 — 24

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of December 31, 2025
(dollars in thousands)	Available for Sale	Held to Maturity	Total
Debt securities with gross unrealized or unrecognized losses, fair value	$1,131,224	$625,957	$1,757,181
Gross unrealized or unrecognized losses on debt securities	152,182	120,428	272,610
Ratio of gross unrealized or unrecognized losses to debt securities with gross unrealized or unrecognized losses	13.5%	19.2%	15.5%

Count of debt securities	637	52	689
Count of debt securities in an unrealized or unrecognized loss position	376	52	428
Unrealized and unrecognized losses were related to changes in market interest rates and market conditions that do not represent credit-related impairments. Unless part of a corporate strategy or restructuring plan, Busey does not intend to sell securities that are in an unrealized loss position, and it is more likely than not that Busey will recover the amortized cost prior to being required to sell the debt securities. Full collection of the amounts due according to the contractual terms of the debt securities is expected; therefore, no ACL has been recorded in relation to debt securities, and the impairment related to noncredit factors on debt securities available for sale is recognized in AOCI, net of applicable taxes. As of September 30, 2026, Busey did not hold general obligation bonds of any single issuer that exceeded, in aggregate, 10% of Busey’s stockholders’ equity.
NOTE 4. PORTFOLIO LOANS
Loan Categories
Busey’s lending can be summarized in two primary categories: commercial and retail. Loans within these categories are further classified by lending activity: C&I and other commercial, commercial real estate, real estate construction, retail real estate, and retail other. Distributions of the loan portfolio by loan category and lending activity is presented in the following table:

	As of
(dollars in thousands)	September 30, 2026	December 31, 2025
Commercial loans
C&I and other commercial	$3,770,796	$4,229,208
CRE	5,258,021	5,550,018
Real estate construction	1,066,709	1,039,289
Total commercial loans	10,095,526	10,818,515
Retail loans
Retail real estate	2,089,618	2,154,616
Retail other	637,345	594,668
Total retail loans	2,726,963	2,749,284

Total portfolio loans	12,822,489	13,567,799
ACL	(164,280)	(174,023)
Portfolio loans, net	$12,658,209	$13,393,776
First Busey Corporation (BUSE) | 2026 Q3 — 25

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Net deferred loan origination costs included in the balances above were $5.2 million as of September 30, 2026, compared to $7.0 million as of December 31, 2025. Net accretable purchase accounting adjustments included in the balances above reduced loans by $71.8 million as of September 30, 2026, and $86.6 million as of December 31, 2025. Deposit account overdrafts reported as loans totaled $5.3 million as of September 30, 2026, and $7.1 million as of December 31, 2025.
Busey sold $0.3 million and $9.0 million of C&I and other commercial loans during the three and nine months ended September 30, 2026, respectively. Busey purchased $8.7 million of retail other loans during the nine months ended September 30, 2026. Other than loans acquired in business combinations, Busey did not execute any significant loan purchases or sales during the three and nine months ended September 30, 2025.
Busey reclassified a pool of lender finance loans with an amortized cost basis of $65.4 million from the C&I and other commercial lending segment to loans held for sale during the three and nine months ended September 30, 2026. In connection with the reclassification of this pool of loans, Busey released $0.7 million of ACL through the provision for credit losses. For additional information, see “Loans Held for Sale” in “Note 1. Significant Accounting Policies.”
Pledged Loans
Busey has executed a blanket lien with the FHLB. The principal balance of loans Busey has pledged as collateral with the FHLB and Federal Reserve Bank for liquidity, which Busey is able to borrow against, is set forth in the table below:

	As of
(dollars in thousands)	September 30, 2026	December 31, 2025
Pledged loans
FHLB	$6,759,225	$5,051,512
Federal Reserve Bank	2,160,380	1,854,423
Total pledged loans	$8,919,605	$6,905,935
Risk Grading
Busey uses a loan grading scale to assign a risk grade to all of its loans. A description of the general characteristics of each grade is as follows:
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
First Busey Corporation (BUSE) | 2026 Q3 — 26

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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
First Busey Corporation (BUSE) | 2026 Q3 — 27

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Risk grades of portfolio loans and gross charge-offs are presented in the tables below by lending activity, further sorted by origination year:

	As of and For The Nine Months Ended September 30, 2026
Risk Grade Ratings	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Total
(dollars in thousands)	2026	2025	2024	2023	2022	Prior
C&I and other commercial
Pass	$482,853	$484,507	$328,231	$153,747	$152,017	$214,196	$1,256,267	$3,071,818
Watch	22,456	67,378	56,147	27,909	26,502	41,292	161,581	403,265
Special Mention	22,645	3,633	4,015	25,788	10,121	855	51,334	118,391
Substandard	31,155	3,105	3,635	31,175	19,299	3,934	19,221	111,524
Substandard non-accrual	3,618	3,266	2,161	14,825	623	4,329	36,976	65,798
Total C&I and other commercial	562,727	561,889	394,189	253,444	208,562	264,606	1,525,379	3,770,796
Gross charge-offs	$3,062	$387	$4,722	$3,178	$6,360	$1,614	$10,171	$29,494

CRE
Pass	910,725	749,624	387,863	556,723	829,402	924,916	55,218	4,414,471
Watch	191,840	110,754	69,560	48,557	92,015	142,068	4,535	659,329
Special Mention	49,285	23,000	6,117	7,589	11,901	30,040	618	128,550
Substandard	20,856	1,700	984	3,220	4,824	11,146	354	43,084
Substandard non-accrual	4,414	448	679	1,789	495	4,762	—	12,587
Total CRE	1,177,120	885,526	465,203	617,878	938,637	1,112,932	60,725	5,258,021
Gross charge-offs	24	—	—	228	—	14	—	266

Real estate construction
Pass	302,715	336,581	186,600	18,884	27,148	5,515	69,858	947,301
Watch	29,358	932	8,892	51,011	—	141	5,998	96,332
Special Mention	—	14,750	—	—	—	6,276	—	21,026
Substandard	348	617	—	—	—	730	355	2,050
Total real estate construction	332,421	352,880	195,492	69,895	27,148	12,662	76,211	1,066,709
Gross charge-offs	—	—	101	—	—	—	—	101

Retail real estate
Pass	161,377	108,097	117,435	232,357	403,099	764,722	252,185	2,039,272
Watch	24,961	960	451	214	9,199	448	524	36,757
Special Mention	3,231	45	64	—	807	1,591	195	5,933
Substandard	87	—	—	4,004	—	1,070	—	5,161
Substandard non-accrual	406	182	193	44	626	464	580	2,495
Total retail real estate	190,062	109,284	118,143	236,619	413,731	768,295	253,484	2,089,618
Gross charge-offs	147	—	151	25	39	44	81	487

Retail other
Pass	7,378	2,399	1,427	17,841	17,052	1,807	589,372	637,276
Substandard non-accrual	—	—	—	15	54	—	—	69
Total retail other	7,378	2,399	1,427	17,856	17,106	1,807	589,372	637,345
Gross charge-offs	405	—	—	10	2	—	76	493

Total portfolio loans	$2,269,708	$1,911,978	$1,174,454	$1,195,692	$1,605,184	$2,160,302	$2,505,171	$12,822,489
Total gross charge-offs	$3,638	$387	$4,974	$3,441	$6,401	$1,672	$10,328	$30,841
First Busey Corporation (BUSE) | 2026 Q3 — 28

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of and For The Year Ended December 31, 2025
Risk Grade Ratings	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Total
(dollars in thousands)	2025	2024	2023	2022	2021	Prior
C&I and other commercial
Pass	$833,539	$486,278	$342,560	$207,053	$178,429	$122,904	$1,396,826	$3,567,589
Watch	21,750	79,853	56,387	38,786	48,624	16,778	112,935	375,113
Special Mention	21,712	11,609	56,578	26,343	5,339	800	54,433	176,814
Substandard	8,336	605	20,444	14,603	9,868	3,655	17,883	75,394
Substandard non-accrual	1,489	3,899	600	10,265	948	4,560	12,537	34,298
Total C&I and other commercial	886,826	582,244	476,569	297,050	243,208	148,697	1,594,614	4,229,208
Gross charge-offs	$4,667	$3,332	$4,347	$1,450	$13,591	$11,456	$5,716	$44,559

CRE
Pass	1,077,169	483,950	710,448	1,035,426	740,680	515,631	43,830	4,607,134
Watch	210,673	61,926	119,986	143,072	161,387	69,789	2,572	769,405
Special Mention	49,648	22,642	2,991	13,811	32,109	18,858	908	140,967
Substandard	2,416	679	3,857	4,873	7,316	5,324	215	24,680
Substandard non-accrual	72	—	4,547	—	—	3,213	—	7,832
Total CRE	1,339,978	569,197	841,829	1,197,182	941,492	612,815	47,525	5,550,018
Gross charge-offs	1,297	11,057	—	—	253	—	—	12,607

Real estate construction
Pass	395,019	268,117	107,930	89,673	5,356	2,733	74,237	943,065
Watch	18,571	2,112	3,999	22,561	167	—	7,221	54,631
Special Mention	17,961	—	—	—	6,573	—	—	24,534
Substandard	16,020	—	—	—	766	—	—	16,786
Substandard non-accrual	—	273	—	—	—	—	—	273
Total real estate construction	447,571	270,502	111,929	112,234	12,862	2,733	81,458	1,039,289
Gross charge-offs	—	—	—	—	—	—	—	—

Retail real estate
Pass	93,212	127,475	269,877	446,309	407,851	508,504	252,987	2,106,215
Watch	2,686	569	24,601	1,492	267	482	577	30,674
Special Mention	47	78	4,028	1,454	1,686	—	214	7,507
Substandard	—	—	108	440	484	631	136	1,799
Substandard non-accrual	154	308	128	523	264	2,841	4,203	8,421
Total retail real estate	96,099	128,430	298,742	450,218	410,552	512,458	258,117	2,154,616
Gross charge-offs	1,164	—	—	—	—	51	36	1,251

Retail other
Pass	5,233	2,265	33,349	30,321	4,561	885	517,680	594,294
Substandard non-accrual	—	—	76	134	—	—	164	374
Total retail other	5,233	2,265	33,425	30,455	4,561	885	517,844	594,668
Gross charge-offs	546	147	270	47	—	74	141	1,225

Total portfolio loans	$2,775,707	$1,552,638	$1,762,494	$2,087,139	$1,612,675	$1,277,588	$2,499,558	$13,567,799
Total gross charge-offs	$7,674	$14,536	$4,617	$1,497	$13,844	$11,581	$5,893	$59,642
First Busey Corporation (BUSE) | 2026 Q3 — 29

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Past Due and Non-accrual Loans
An analysis of portfolio loans that were past due and still accruing, or on a non-accrual status, is presented in the table below:

	As of September 30, 2026
	Loans Past Due, Still Accruing			Non-Accrual Loans	Non-Accrual Loans with No Allowance for Credit Losses
(dollars in thousands)	30-59 Days	60-89 Days	90+Days
Commercial loans
C&I and other commercial	$6,259	$3	$—	$65,798	$14,635
CRE	2,741	2,424	566	12,587	4,137
Real estate construction	617	—	123	—	—
Past due and non-accrual commercial loans	9,617	2,427	689	78,385	18,772
Retail loans
Retail real estate	3,990	324	—	2,495	—
Retail other	452	67	—	69	—
Past due and non-accrual retail loans	4,442	391	—	2,564	—
Total past due and non-accrual loans	$14,059	$2,818	$689	$80,949	$18,772

	As of December 31, 2025
	Loans Past Due, Still Accruing			Non-Accrual Loans	Non-Accrual Loans with No Allowance for Credit Losses
(dollars in thousands)	30-59 Days	60-89 Days	90+Days
Commercial loans
C&I and other commercial	$3,577	$593	$2,128	$34,298	$4,612
CRE	484	2,514	—	7,832	1,588
Real estate construction	—	—	—	273	158
Past due and non-accrual commercial loans	4,061	3,107	2,128	42,403	6,358
Retail loans
Retail real estate	2,457	4,280	136	8,421	349
Retail other	2,491	79	24	374	—
Past due and non-accrual retail loans	4,948	4,359	160	8,795	349
Total past due and non-accrual loans	$9,009	$7,466	$2,288	$51,198	$6,707
Amounts collected on non-accrual loans and recognized in interest income on a cash basis were immaterial for the three months ended September 30, 2026. Busey collected $1.0 million on non-accrual loans during the nine months ended September 30, 2026, consisting of $0.6 million on C&I and other commercial loans and $0.4 million on CRE loans, which was recognized in interest income on a cash basis. Amounts collected on non-accrual loans and recognized in interest income on a cash basis were immaterial for both the three and nine months ended September 30, 2025.
First Busey Corporation (BUSE) | 2026 Q3 — 30

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Loan Modifications for Borrowers Experiencing Financial Difficulty
The following tables present the amortized cost basis of loans that were modified—specifically in the form of (1) principal forgiveness, (2) an interest rate reduction, (3) an other-than-insignificant payment deferral, and/or (4) a term extension—for borrowers experiencing financial difficulty during the periods indicated, disaggregated by lending activity and the type of modification:

	Three Months Ended September 30, 2026
(dollars in thousands)	Interest Rate Reduction	Payment Deferral	Term Extension	% of Total Class of Financing Receivable
Modified Loans
C&I and other commercial	$4,375	$23,431	$18,305	1.2%
CRE	—	2,932	7,058	0.2%
Total loans modified during the period[1]	$4,375	$26,363	$25,363	0.4%
___________________________________________
1. 60.2% of the value of modified loans were classified as substandard and 39.8% were classified as substandard non-accrual.

	Three Months Ended September 30, 2025
(dollars in thousands)	Interest Rate Reduction	Payment Deferral	Term Extension	% of Total Class of Financing Receivable
Modified Loans
C&I and other commercial	$263	$2,444	$10,417	0.3%
CRE[1]	—	1,944	461	—%
Total loans modified during the period[2]	$263	$4,388	$10,878	0.1%
___________________________________________
1.Modified loans represented an insignificant portion of CRE loans, rounding to zero percent.
2.All modifications were for loans classified as substandard.

	Nine Months Ended September 30, 2026
(dollars in thousands)	Interest Rate Reduction	Payment Deferral	Term Extension	Combination—Interest Rate Reduction and Payment Deferral	% of Total Class of Financing Receivable
Modified Loans
C&I and other commercial	$4,375	$23,431	$47,420	$574	2.0%
CRE	—	2,932	17,934	3,548	0.5%
Total loans modified during the period[1]	$4,375	$26,363	$65,354	$4,122	0.8%
___________________________________________
1. 4.5% of the value of modified loans were classified as special mention, 73.2% were classified as substandard, and 22.3% were classified as substandard non-accrual.
First Busey Corporation (BUSE) | 2026 Q3 — 31

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Nine Months Ended September 30, 2025
(dollars in thousands)	Interest Rate Reduction	Payment Deferral	Term Extension	% of Total Class of Financing Receivable
Modified Loans
C&I and other commercial	$263	$13,005	$22,314	0.8%
CRE	—	1,944	823	0.1%
Real estate construction	—	—	5,165	0.5%
Total loans modified during the period[1]	$263	$14,949	$28,302	0.3%
___________________________________________
1. 90.7% of the value of modified loans were classified as substandard and 9.3% were classified as substandard non-accrual.
The following table summarizes the reduction in weighted average interest rates for loans modified for borrowers experiencing financial difficulty:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Reductions in weighted average interest rates
C&I and other commercial	3.88%	5.00%	3.81%	5.00%
CRE	—%	—%	3.15%	—%
Aggregate reductions in weighted average interest rates for modified loans	3.88%	5.00%	3.53%	5.00%
The following table summarizes the extension in weighted average loan terms for loans modified for borrowers experiencing financial difficulty:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Weighted average term extensions
C&I and other commercial	1.4 years	0.5 years	1.0 years	0.8 years
CRE	1.3 years	0.7 years	1.3 years	1.3 years
Real estate construction	—	—	—	1.3 years
Aggregate term extensions for modified loans	1.4 years	0.5 years	1.1 years	0.9 years
Payment deferrals for borrowers experiencing financial difficulty can include deferrals of three or more payments to the end of the loan, accommodations to restructure the payment terms of the loan, or accommodations to allow for a period of interest-only payments on the loan.
First Busey Corporation (BUSE) | 2026 Q3 — 32

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Performance of Modified Loans
Busey closely monitors the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the payment performance of loans modified during the last twelve months:

	As of September 30, 2026
(dollars in thousands)	Current	30-89 Days	90+ Days	Non-accrual
Modified Loans
C&I and other commercial	$58,086	$—	$—	$17,914
CRE	20,000	—	—	4,413
Loans modified during the last twelve months	$78,086	$—	$—	$22,327
Busey had commitments of $14.5 million as of September 30, 2026, and $13.5 million as of December 31, 2025, to lend additional funds to debtors experiencing financial difficulty for whom Busey modified a loan within the past twelve months.
A default occurs when a loan is 90 days or more past due or transferred to non-accrual status. The following table presents loans that defaulted after having been modified during the twelve months before the default.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Payment Deferral
C&I and other commercial	$—	$—	$—	$467
Term Extension
C&I and other commercial	—	3,571	—	3,571
CRE	—	—	273	—
Total loans that defaulted subsequent to a modification	$—	$3,571	$273	$4,038
Collateral Dependent Loans
Management's evaluation as to the ultimate collectability of loans includes estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral. These estimates are affected by changing economic conditions and the economic prospects of borrowers. Collateral dependent loans are loans in which repayment is expected to be provided solely by the operation or sale of the underlying collateral and there are no other available and reliable sources of repayment. Collateral dependent loans are secured by (1) business assets, for C&I and other commercial loans; (2) real estate, for CRE and retail real estate loans; and (3) vehicles and other personal assets, for retail other loans. Loans are written down to the lower of cost or fair value of the underlying collateral, less estimated costs to sell. Busey had $77.0 million of collateral dependent loans as of September 30, 2026, and $47.8 million of collateral dependent loans as of December 31, 2025.
OREO and Other Repossessed Assets
Busey held an immaterial amount of residential OREO and $1.9 million of other repossessed assets as of September 30, 2026. Busey’s recorded investment in residential real estate loans that were in the process of foreclosure was $0.9 million as of September 30, 2026. Busey follows Federal Housing Finance Agency guidelines on single-family foreclosures and real estate owned evictions on portfolio loans.
First Busey Corporation (BUSE) | 2026 Q3 — 33

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Allowance for Credit Losses
A description of Busey's accounting policies and methodology related to the ACL, including the three components of the ACL—specific allocations/individual reserves, quantitative reserves, and qualitative reserves— is included under the heading “Allowance for Credit Losses” in “Note 1. Significant Accounting Policies” and “Note 4. Portfolio Loans” in Busey's 2025 Annual Report. There were no significant changes to the methodology during the nine months ended September 30, 2026.
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
The following tables summarize activity in the ACL attributable to each lending activity. Allocation of a portion of the ACL to one lending activity does not preclude its availability to absorb losses from other lending activities:

	Three Months Ended September 30, 2026
(dollars in thousands)	C&I and Other Commercial	CRE	Real Estate Construction	Retail Real Estate	Retail Other	Total
ACL balance, June 30, 2026	$57,419	$63,183	$14,855	$27,216	$1,531	$164,204
Provision for loan losses[1]	19,915	(7,534)	(1,018)	(89)	170	11,444
Charged-off	(13,301)	(38)	—	(53)	(142)	(13,534)
Recoveries	1,798	194	1	95	78	2,166
ACL balance, September 30, 2026	$65,831	$55,805	$13,838	$27,169	$1,637	$164,280
___________________________________________
1.Includes a $0.7 million provision release on C&I and other commercial loans reclassified to loans held for sale.

	Three Months Ended September 30, 2025
(dollars in thousands)	C&I and Other Commercial	CRE	Real Estate Construction	Retail Real Estate	Retail Other	Total
ACL balance, June 30, 2025	$68,578	$70,935	$13,072	$29,042	$1,707	$183,334
Provision for loan losses	(4,768)	1,323	(880)	739	281	(3,305)
Charged-off	(5,753)	(1,438)	—	(53)	(204)	(7,448)
Recoveries	1,379	24	1	115	81	1,600
ACL balance, September 30, 2025	$59,436	$70,844	$12,193	$29,843	$1,865	$174,181
First Busey Corporation (BUSE) | 2026 Q3 — 34

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Nine Months Ended September 30, 2026
(dollars in thousands)	C&I and Other Commercial	CRE	Real Estate Construction	Retail Real Estate	Retail Other	Total
ACL balance, December 31, 2025	$61,370	$70,328	$11,568	$29,178	$1,579	$174,023
Provision for loan losses[1]	30,243	(15,828)	2,368	(1,761)	347	15,369
Charged-off	(29,494)	(266)	(101)	(487)	(493)	(30,841)
Recoveries	3,712	1,571	3	239	204	5,729
ACL balance, September 30, 2026	$65,831	$55,805	$13,838	$27,169	$1,637	$164,280
___________________________________________
1.Includes a $0.7 million provision release on C&I and other commercial loans reclassified to loans held for sale.

	Nine Months Ended September 30, 2025
(dollars in thousands)	C&I and Other Commercial	CRE	Real Estate Construction	Retail Real Estate	Retail Other	Total
ACL balance, December 31, 2024	$21,589	$32,301	$3,345	$23,711	$2,458	$83,404
Day 1 PCD[1]	75,569	21,588	2,112	1,430	84	100,783
Day 2 Provision for loan losses[2]	22,648	15,104	2,911	1,628	142	42,433
Provision for loan losses	(23,008)	14,300	3,731	2,833	(137)	(2,281)
Charged-off[3]	(39,054)	(12,607)	—	(172)	(833)	(52,666)
Recoveries	1,692	158	94	413	151	2,508
ACL balance, September 30, 2025	$59,436	$70,844	$12,193	$29,843	$1,865	$174,181
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
3.Charged-off amounts included $35.7 million for PCD loans assumed in the CrossFirst acquisition, which were fully reserved at acquisition and did not require recording additional provision expense.
First Busey Corporation (BUSE) | 2026 Q3 — 35

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 5. LEASES
Busey as the Lessee
Busey’s leases consist primarily of real estate leases for banking centers, ATM locations, and office space, as well as equipment leases. Lease-related balances that Busey reported on its Consolidated Balance Sheets (Unaudited) are presented in the table below:

		As of
(dollars in thousands)	Location	September 30, 2026	December 31, 2025
Lease balances
Right of use assets:
Operating leases	Other assets	$29,778	$30,204
Finance leases[1]	Premises and equipment, net	4,917	5,155
Total right of use assets		$34,695	$35,359

Lease liabilities:
Operating leases	Other liabilities	$33,498	$32,597
Finance leases	Long-term borrowings	6,090	6,223
Total lease liabilities		$39,588	$38,820
___________________________________________
1.Balances are presented net of accumulated amortization of $0.5 million at September 30, 2026, and $0.3 million at December 31, 2025.
Lease terms are summarized in the following table:

	As of
	September 30, 2026	December 31, 2025
Lease terms
Weighted average remaining lease terms:
Operating leases	7.05 years	7.41 years
Finance leases	15.51 years	16.26 years
Weighted average discount rates:
Operating leases	4.28%	4.24%
Finance leases	5.10%	5.10%
First Busey Corporation (BUSE) | 2026 Q3 — 36

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Costs recorded in connection with these leases are summarized in the table below:

		Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	Location	2026	2025	2026	2025
Lease costs
Operating lease costs:
Premises rent expense	Net occupancy expense of premises	$1,739	$1,483	$5,185	$4,221
Equipment rent expense	Furniture and equipment expenses	7	8	22	22
Finance lease costs:
Amortization expense	Net occupancy expense of premises	79	190	238	190
Interest expense	Long-term borrowings	79	187	234	187
Variable lease costs	Net occupancy expense of premises	9	15	28	45
Short-term lease costs	[1]	9	14	14	44
Total lease costs		$1,922	$1,897	$5,721	$4,709
___________________________________________
1.Short-term lease costs were reported on the Statements of Income (Unaudited) in the locations noted on the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Net occupancy expense of premises	$—	$3	$1	$12
Furniture and equipment expenses	—	11	4	32
Other noninterest expense	9	—	9	—
Total short-term lease costs	$9	$14	$14	$44
Cash paid for amounts included in the measurement of lease liabilities is summarized in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Cash flows related to leases
Operating cash flows for operating leases	$3,065	$2,657	$9,104	$7,212
Operating cash flows for finance leases	79	187	234	187
Financing cash flows for finance leases	44	99	134	99

Right of use assets obtained in exchange for operating lease liabilities[1]	446	(6,331)	3,905	23,287
Right of use assets obtained in exchange for finance lease liabilities	—	6,365	—	6,365
___________________________________________
1.The nine months ended September 30, 2025, included $23.2 million for operating and $6.4 million for financing right of use assets recognized in connection with the acquisition of CrossFirst. One finance lease assumed in the acquisition was initially classified as operating, and was moved to a financing classification in the third quarter of 2025.
First Busey Corporation (BUSE) | 2026 Q3 — 37

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Future undiscounted payments for leases with initial terms of one year or more are summarized in the table below:

	As of September 30, 2026
(dollars in thousands)	Operating Leases	Finance Leases
Rent commitments
Remainder of 2026	$1,742	$122
2027	6,644	528
2028	6,130	540
2029	5,162	540
2030	4,275	540
2031	4,039	540
Thereafter	10,990	6,085
Total undiscounted cash flows	38,982	8,895
Less: Amounts representing interest	5,484	2,805
Present value of net future minimum lease payments	$33,498	$6,090
As of September 30, 2026, Busey had commitments totaling $1.7 million for one lease contract with a future accounting commencement date.
Busey as the Lessor
Busey leases space to outside parties, consisting of operating leases primarily for offices and parking areas. Revenues recorded in connection with these leases are summarized in the table below:

		Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	Location	2026	2025	2026	2025
Rental income	Other noninterest income	$217	$214	$648	$647
Contractual terms for these leases extend through 2036. Under the terms of these lease agreements, Busey is entitled to receive aggregate future lease payments as shown in the table below:

(dollars in thousands)	As of September 30, 2026
Rents to be received
Remainder of 2026	$215
2027	676
2028	502
2029	304
2030	225
2031	85
Thereafter	183
Total rents to be received from operating leases	$2,190
First Busey Corporation (BUSE) | 2026 Q3 — 38

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 6. DEPOSITS
The composition of Busey’s deposits is presented in the table below:

	As of
(dollars in thousands)	September 30, 2026	December 31, 2025
Deposits
Noninterest-bearing demand deposits	$3,439,061	$3,659,421
Interest-bearing transaction deposits	3,546,503	3,119,475
Saving deposits and money market deposits	6,147,198	5,697,172
Time deposits	2,404,804	2,429,890
Total deposits	$15,537,566	$14,905,958
Additional information about Busey’s deposits is presented in the table below:

	As of
(dollars in thousands)	September 30, 2026	December 31, 2025
Brokered interest-bearing transaction deposits	$—	$50,136
Brokered savings deposits and money market deposits	10,000	10,000
Brokered time deposits	—	10,004
Aggregate amount of time deposits with a minimum denomination of $100,000	1,685,807	1,674,862
Aggregate amount of time deposits with a minimum denomination that meets or exceeds the FDIC insurance limit of $250,000	952,892	876,207
Scheduled maturities of time deposits are presented in the table below:

(dollars in thousands)	As of September 30, 2026
Time deposits by schedule of maturities
Remainder of 2026	$756,604
2027	1,622,801
2028	14,557
2029	5,290
2030	3,466
2031	2,073
Thereafter	13
Time deposits	$2,404,804
First Busey Corporation (BUSE) | 2026 Q3 — 39

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

	As of
(dollars in thousands)	September 30, 2026	December 31, 2025
Securities sold under agreements to repurchase	$154,693	$166,929
Weighted average rate for securities sold under agreements to repurchase	2.56%	2.22%
Revolving Line of Credit
Pursuant to Busey’s Credit Agreement, as amended effective April 30, 2026, Busey has access to a $50.0 million revolving line of credit bearing an interest rate equal to the one-month Term SOFR rate plus 1.65%. The termination date for the revolving line of credit is April 30, 2027. As of September 30, 2026, there was no balance outstanding on the revolving line of credit. The revolving line of credit incurs an immaterial non-usage fee each quarter based on any undrawn amounts.
Short-term Borrowings
Busey’s short-term borrowings include, as applicable, loans maturing within one year of the loan origination date, the current portion of long-term debt that is due within 12 months, and federal funds purchased. Federal funds purchased are short-term borrowings that generally mature between one day and 90 days. Busey did not have any outstanding balance of federal funds purchased as of September 30, 2026. Balances of short-term borrowings are presented in the table below:

	As of
(dollars in thousands)	September 30, 2026	December 31, 2025
Short-term borrowings
FHLB advances maturing in less than one year from date of origination, and the current portion of long-term FHLB advances due within 12 months	$41,793	$—
Total short-term borrowings	$41,793	$—
Funds borrowed from the FHLB, listed above, consisted of five notes with a weighted average interest rate of 2.90% and a weighted average maturity period of 9 months as of September 30, 2026.
First Busey Corporation (BUSE) | 2026 Q3 — 40

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Long-term Borrowings
Busey’s long-term borrowings consist of borrowings maturing more than one year from the loan origination date, excluding the current portion that is due within 12 months, and finance lease liabilities. Balances of long-term borrowings are presented in the table below:

	As of
(dollars in thousands)	September 30, 2026	December 31, 2025
Long-term borrowings
FHLB borrowings	$88,956	$102,792
Secured borrowings	3,119	4,791
Finance lease liabilities	6,090	6,223
Total long-term borrowings	$98,165	$113,806
Funds borrowed from the FHLB, listed above, consisted of 14 notes with a weighted average interest rate of 2.43% and a weighted average maturity period of 1.44 years as of September 30, 2026. Maturity dates for the long-term FHLB borrowings range from October 2027 through December 2030. In comparison, as of December 31, 2025, funds borrowed from the FHLB, listed above, consisted of 15 notes with a weighted average interest rate of 2.43% and a weighted average maturity period of 1.96 years.
SBA loans assumed in the CrossFirst acquisition that did not qualify for sale accounting treatment are presented as secured borrowings. Secured borrowings consisted of six notes with a weighted average maturity period of 15.04 years as of September 30, 2026. Maturity dates for the secured borrowings range from September 2030 through September 2045. In comparison, as of December 31, 2025, secured borrowings consisted of seven notes with a weighted average maturity period of 17.01 years.
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
Unamortized debt issuance costs related to Busey’s subordinated notes are presented in the table below:

	As of
(dollars in thousands)	September 30, 2026	December 31, 2025
Unamortized debt issuance costs	$290	$605
Junior Subordinated Debt Owed to Unconsolidated Trusts
On June 17, 2026, First Busey completed the previously announced redemption of trust preferred securities issued by First Busey Statutory Trust II and the related junior subordinated notes.
First Busey Corporation (BUSE) | 2026 Q3 — 41

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
Banking regulations identify five capital categories for insured depository institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. As of September 30, 2026, and December 31, 2025, all capital ratios of Busey and Busey Bank exceeded well capitalized levels under the applicable regulatory capital adequacy guidelines. Management believes that no events or changes have occurred subsequent to September 30, 2026, that would change this designation.
Capital Amounts and Ratios
The following tables summarize regulatory capital requirements applicable to Busey and Busey Bank:

	As of September 30, 2026
	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital to risk-weighted assets
Busey	$1,836,193	12.47%	$662,846	4.50%	$957,444	6.50%
Busey Bank	$2,142,635	14.59%	$660,884	4.50%	$954,610	6.50%

Tier 1 capital to risk-weighted assets
Busey	$2,058,943	13.98%	$883,795	6.00%	$1,178,393	8.00%
Busey Bank	$2,142,635	14.59%	$881,178	6.00%	$1,174,904	8.00%

Total capital to risk-weighted assets
Busey	$2,371,843	16.10%	$1,178,393	8.00%	$1,472,991	10.00%
Busey Bank	$2,290,958	15.60%	$1,174,904	8.00%	$1,468,631	10.00%

Leverage ratio of Tier 1 capital to average assets
Busey	$2,058,943	11.34%	$726,301	4.00%	N/A	N/A
Busey Bank	$2,142,635	11.83%	$724,601	4.00%	$905,752	5.00%
First Busey Corporation (BUSE) | 2026 Q3 — 42

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of December 31, 2025
	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital to risk-weighted assets
Busey	$1,920,388	12.43%	$694,987	4.50%	$1,003,870	6.50%
Busey Bank	$2,150,048	13.97%	$692,654	4.50%	$1,000,500	6.50%

Tier 1 capital to risk-weighted assets
Busey	$2,143,138	13.88%	$926,650	6.00%	$1,235,533	8.00%
Busey Bank	$2,150,048	13.97%	$923,539	6.00%	$1,231,385	8.00%

Total capital to risk-weighted assets
Busey	$2,459,847	15.93%	$1,235,533	8.00%	$1,544,416	10.00%
Busey Bank	$2,287,179	14.86%	$1,231,385	8.00%	$1,539,231	10.00%

Leverage ratio of Tier 1 capital to average assets
Busey	$2,143,138	11.93%	$718,334	4.00%	N/A	N/A
Busey Bank	$2,150,048	12.00%	$716,476	4.00%	$895,596	5.00%
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
NOTE 9. TAX CREDIT INVESTMENTS AND OTHER INVESTMENTS IN UNCONSOLIDATED ENTITIES
Busey’s investments in unconsolidated entities and related unfunded investment obligations are summarized in the table below for the periods indicated:

		As of
(dollars in thousands)	Location	September 30, 2026	December 31, 2025
Investments in unconsolidated entities
Tax credit investments	Other assets	$146,211	$119,634
Other investments in unconsolidated entities	Other assets	38,627	46,361
Investments in unconsolidated entities		$184,838	$165,995

Unfunded investment obligations	Other liabilities	$71,586	$68,690
First Busey Corporation (BUSE) | 2026 Q3 — 43

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Income tax credits and other tax benefits	$5,413	$4,446	$15,541	$13,354
Amortization of investments in tax-advantaged projects	4,852	3,968	13,923	11,905
Net reduction in tax expense embedded in the estimated annual effective tax rate	$561	$478	$1,618	$1,449
NOTE 10. STOCK-BASED COMPENSATION
Changes in Busey’s outstanding equity awards are presented in the tables below:

	RSU Awards	PSU Awards[1]	DSU Awards
Nonvested at December 31, 2025	1,320,537	525,501	41,218
Granted	357,745	279,148	34,655
Dividend equivalents earned	31,135	1,877	6,068
Vested	(628,286)	(43,283)	(49,570)
Forfeited	(121,038)	(69,357)	—
Nonvested at September 30, 2026	960,093	693,886	32,371

Vested and outstanding at September 30, 2026	—	—	163,523
___________________________________________
1.Represents target shares at the grant date.

	Options	SSARs
Outstanding at December 31, 2025	15,106	270,398
Exercised	(9,386)	(140,232)
Forfeited	—	(10,013)
Expired	(3,080)	—
Outstanding at September 30, 2026	2,640	120,153

Exercisable at September 30, 2026	2,640	116,338
2020 Equity Plan
On May 20, 2020, the 2020 Equity Plan was approved by stockholders at the 2020 Annual Meeting of Stockholders. A description of the 2020 Equity Plan, as originally approved, can be found in Appendix A within First Busey’s Proxy Statement for the 2020 Annual Meeting of Stockholders filed on April 9, 2020. The 2020 Equity Plan has been amended twice, as follows:
First Busey Corporation (BUSE) | 2026 Q3 — 44

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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
Shares remaining available for issuance under Busey’s equity compensation plans as of September 30, 2026, are set forth in the table below:

Plan	Shares Remaining Available for Issuance Pursuant to the Plan
2020 Equity Plan	2,239,379
ESPP	217,529
Stock-based Compensation Expense
Busey recognized compensation expense related to non-vested equity awards as summarized in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Stock-based compensation expense
Salaries and employee benefits[1]	$3,682	$4,075	$10,053	$12,505
Other noninterest expense[2]	313	223	642	620
Total stock-based compensation expense	$3,995	$4,298	$10,695	$13,125
___________________________________________
1.Includes expenses for RSUs, PSUs, SSARs, and the ESPP.
2.Represents expenses for DSU awards.
Unamortized compensation expense related to non-vested equity awards is summarized in the table below:

As of
(dollars in thousands)	September 30, 2026	December 31, 2025
Unamortized stock-based compensation	$19,947	$15,309
Weighted average period over which expense is to be recognized on awards issued under Busey's 2020 Equity Plan	2.0 years	1.8 years
Weighted average period over which expense is to be recognized on CrossFirst replacement awards	0.6 years	1.2 years
First Busey Corporation (BUSE) | 2026 Q3 — 45

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 11. OUTSTANDING COMMITMENTS AND CONTINGENT LIABILITIES
Commitments and Credit Risk
A summary of the contractual amount of Busey’s exposure to off-balance sheet risk relating to commitments is presented in the table below:

	As of
(dollars in thousands)	September 30, 2026	December 31, 2025
Off-Balance Sheet Commitments
Commitments to extend credit	$4,043,231	$4,696,867
Standby letters of credit	116,932	123,746
Total commitments	$4,160,163	$4,820,613
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
Franchise Tax Matter
In 2021, First Busey received an inquiry from the Illinois Secretary of State, pursuant to which the Illinois Secretary of State asked for additional information regarding certain of First Busey’s franchise tax filings and the calculation of amounts due thereunder. The franchise tax is established by the Illinois Business Corporation Act (“BCA”) 805 ILCS 5/1 et seq., and is a tax imposed on foreign and domestic corporations for the privilege of conducting business in Illinois. First Busey has been cooperating with the inquiry since the initial outreach from the Illinois Secretary of State in 2021 and in October 2024 delivered additional unsigned BCA forms requested by the Illinois Secretary of State, with a full reservation of rights by First Busey.
On March 20, 2025, the Illinois Secretary of State requested that First Busey resubmit the requested forms using a proposed methodology for paid-in capital that First Busey views as inconsistent with the Illinois Secretary of State’s past practice, and existing statutory and case law. Accordingly, on May 14, 2025, within the Illinois Secretary of State’s requested timeframe, First Busey informed the Illinois Secretary of State that it would not resubmit the requested forms with the methodology that First Busey disputes and requested that the parties instead continue good faith discussions. On July 2, 2025, First Busey received a notice of hearing from the Illinois Secretary of State informing it of the scheduling of an administrative hearing to “ascertain” the required amount of franchise taxes, penalties, interest, fees, and charges purportedly due from First Busey to the Illinois Secretary of State. In the notice, the Illinois Secretary of State requested a determination of an amount due that the Illinois Secretary of State preliminarily estimated in excess of $28.0 million, including in excess of $17.4 million in interest and approximately $0.3 million in penalties. On September 3, 2026, First Busey received a letter from the Illinois Secretary of State updating the foregoing estimate to an amount in excess of $31.0 million, including in excess of $20.9 million in interest and approximately $0.2 million in penalties.
First Busey Corporation (BUSE) | 2026 Q3 — 46

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
First Busey disagrees with the Illinois Secretary of State’s preliminary estimate and subsequent update, and believes that the Illinois Secretary of State’s position is contrary not only to the Illinois Secretary of State’s past practice, but also existing statutory and case law. First Busey has and will continue to vigorously defend itself in this matter, including through appropriate judicial relief. To that end, on July 31, 2025, First Busey filed a special appearance with the Illinois Secretary of State’s Department of Administrative Hearings solely for the limited purpose of contesting the jurisdiction of the Illinois Secretary of State to initiate and conduct the administrative hearing, and on November 25, 2025, First Busey filed two lawsuits against the Illinois Secretary of State in connection with this matter: one in federal court, First Busey Corporation v. Alexi Giannoulias, No. 3:25-cv-50488 (N.D. Ill.); and one in Illinois state court, First Busey Corporation v. Alexi Giannoulias, No. 25-MR-283 (Sixth Judicial Circuit of Illinois, Champaign County). The federal court denied the Illinois Secretary of State’s motion to dismiss, but stayed the case pending resolution of the state court litigation. On October 6, 2026, the state court denied the Illinois Secretary of State’s motion to transfer venue and further denied the Illinois Secretary of State’s motion to dismiss on six of First Busey’s seven counts, directing the Illinois Secretary of State to respond to the complaint by November 6, 2026. Both lawsuits and the administrative hearing remain pending.
Where a loss is believed to be reasonably possible, but not probable, or the loss cannot be reasonably estimated, no accrual is required. Given the underlying disagreement between First Busey and the Illinois Secretary of State on the proper methodology for calculating any franchise tax owed, the loss cannot be reasonably estimated. It is reasonably possible that this matter could require First Busey to pay additional taxes, including potential penalties and interest, or make other expenditures or accrue liabilities in amounts that could not be reasonably estimated as of September 30, 2026. If the likelihood of potential liabilities elevates and First Busey becomes able to reasonably estimate the loss, requiring an accrual, the potential future liabilities could be material in the period(s) in which they are recorded.
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
To secure its obligations under derivative contracts, Busey pledged cash and held collateral as follows:

	As of
(dollars in thousands)	September 30, 2026	December 31, 2025
Cash pledged to secure obligations under derivative contracts	$15,890	$14,400
Collateral held to secure obligations under derivative contracts	11,260	5,050
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
First Busey Corporation (BUSE) | 2026 Q3 — 47

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Interest Rate Swaps Designated as Cash Flow Hedges
Interest rate swaps with notional amounts totaling $800.0 million as of September 30, 2026, and $500.0 million as of December 31, 2025, were designated as cash flow hedges. Busey entered into a $300.0 million receive-fixed, pay-floating interest rate swap to reduce Busey’s asset sensitivity (“Prime Loan Swap”). Duration was added to Busey’s loan portfolio by fixing a portion of floating prime-based loans. Interest rates had risen above their historical lows allowing Busey to lock in a portion of its loan portfolio to reduce asset sensitivity while creating a more stable margin in a volatile rate market. Further, Busey entered into forward-starting SOFR-based receive-fixed pay-floating interest rate swaps totaling $500.0 million to reduce Busey’s asset sensitivity (“SOFR Loan Swaps”). These hedges were determined to be highly effective during the period, and Busey expects its hedges to remain highly effective during the remaining terms of the swaps. Changes in fair value were recorded net of tax in OCI.
A summary of the interest-rate swaps designated as cash flow hedges is presented below:

		As of
(dollars in thousands)	Location	September 30, 2026	December 31, 2025
Prime Loan Swap
Notional amount		$300,000	$300,000
Weighted average receive rate, fixed		4.81%	4.81%
Weighted average pay rate, variable Prime		6.89%	6.81%
Weighted average maturity		2.35 years	3.10 years

SOFR Loan Swaps
Notional amount		$500,000	$200,000
Weighted average receive rate, fixed		3.72%	3.78%
Weighted average pay rate, variable 1-month CME Term SOFR		3.76%	3.82%
Weighted average maturity		4.28 years	3.76 years

Gross aggregate fair value of the swaps
Gross aggregate fair value of swap assets	Other assets	$—	$3,215
Gross aggregate fair value of swap liabilities	Other liabilities	39,872	14,589

Balances carried in AOCI
Unrealized gains (losses) on cash flow hedges, net of tax	AOCI	$(28,971)	$(7,616)
During the next 12 months, Busey expects to reclassify unrealized gains and losses from OCI to interest income as shown in the following table. Amounts actually recognized could differ from these expectations due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to September 30, 2026.

(dollars in thousands)	As of September 30, 2026
Unrealized losses expected to be reclassified from OCI to interest income	$(537)
First Busey Corporation (BUSE) | 2026 Q3 — 48

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Changes in interest income recorded on these swap transactions is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Decrease in interest income on swap transactions	$(1,466)	$(2,304)	$(4,256)	$(6,629)
Net gains and losses relating to cash flow derivative instruments that were recorded in OCI on the Consolidated Statements of Income (Unaudited) are presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Unrealized gains (losses) on cash flow hedges
Net gains (losses) recognized in OCI, net of tax	$(16,098)	$(363)	$(24,545)	$6,876
Losses reclassified from OCI to interest income, net of tax	1,099	1,721	3,190	4,919
Net change in unrealized gains (losses) on cash flow hedges, net of tax	$(14,999)	$1,358	$(21,355)	$11,795
Derivative Instruments Not Designated as Hedges
Interest Rate Swaps Not Designated as Hedges
Busey may offer interest rate swap contracts to its customers in connection with their risk management needs. Busey manages the risk associated with these contracts by entering into equal and offsetting derivative agreements with other financial institutions. These contracts supported variable rate, commercial loan relationships totaling $1.33 billion as of September 30, 2026, and $1.16 billion as of December 31, 2025. These derivatives generally worked together as an economic interest rate hedge, but Busey did not designate them for hedge accounting treatment. Consequently, changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred.
First Busey Corporation (BUSE) | 2026 Q3 — 49

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Amounts and fair values of derivative assets and derivative liabilities related to customer interest rate swaps recorded on the Consolidated Balance Sheets (Unaudited) are summarized as follows:

		As of September 30, 2026		As of December 31, 2025
(dollars in thousands)	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative assets not designated as hedging instruments
Interest rate swaps: receive-fixed, pay-floating	Other assets	$45,922	$127	$703,286	$11,542
Interest rate swaps: receive-floating, pay-fixed	Other assets	1,283,363	42,661	456,973	15,998
Derivative assets not designated as hedging instruments		$1,329,285	$42,788	$1,160,259	$27,540

Derivative liabilities not designated as hedging instruments
Interest rate swaps: receive-fixed, pay-floating	Other liabilities	$1,283,363	$42,661	$456,973	$15,998
Interest rate swaps: receive-floating, pay-fixed	Other liabilities	45,922	127	703,286	11,542
Derivative liabilities not designated as hedging instruments		$1,329,285	$42,788	$1,160,259	$27,540
Changes in fair value of these derivative assets and derivative liabilities were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	Location	2026	2025	2026	2025
Interest rate swaps
Receive-fixed, pay-floating	Other noninterest expense	$18,309	$(1,083)	$15,423	$(21)
Receive-floating, pay-fixed	Other noninterest expense	(18,309)	1,083	(15,423)	21
Net change in fair value of interest rate swaps		$—	$—	$—	$—
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
First Busey Corporation (BUSE) | 2026 Q3 — 50

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Notional amounts of the risk participation agreements reflect the participating banks’ pro-rata shares of the derivative instruments, consistent with their shares of the related participated loans. The risk participation agreements mature between June 2027 and October 2033, and are summarized as follows:

		As of September 30, 2026		As of December 31, 2025
(dollars in thousands)	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Risk participation agreements
Purchased	Other assets	$54,179	$1	$74,590	$30
Sold	Other liabilities	95,295	5	108,743	65
Changes in fair value of these derivative assets and derivative liabilities were recognized on the Consolidated Statements of Income (Unaudited) as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	Location	2026	2025	2026	2025
Risk participation agreements
Net gains recognized in earnings	Other noninterest expense	$13	$170	$31	$177
Net losses recognized in earnings	Other noninterest income	—	—	—	(14)
Net change in fair value of risk participation agreements		$13	$170	$31	$163
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

		As of September 30, 2026		As of December 31, 2025
(dollars in thousands)	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign currency exchange contract	Other assets	$487	$162	$—	$—
Gains and/or losses relating to foreign currency exchange derivative instruments are reported in noninterest income on the Consolidated Statements of Income (Unaudited), and are summarized as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	Location	2026	2025	2026	2025
Net gains (losses) on foreign currency exchange contracts	Other noninterest income	$(3)	$—	$22	$—
First Busey Corporation (BUSE) | 2026 Q3 — 51

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
First Busey Corporation (BUSE) | 2026 Q3 — 52

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Amounts and fair values of mortgage banking derivatives included on the Consolidated Balance Sheets (Unaudited) are summarized as follows:

		As of September 30, 2026		As of December 31, 2025
(dollars in thousands)	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Mortgage banking derivative assets
Interest rate lock commitments	Other assets	$1,255	$22	$6,159	$145
Forward sales commitments	Other assets	2,453	27	1,520	2
Mortgage banking derivative assets		$3,708	$49	$7,679	$147

Mortgage banking derivative liabilities
Forward sales commitments	Other liabilities	$323	$1	$9,278	$26
Mortgage banking derivative liabilities		$323	$1	$9,278	$26
Gains and losses relating to these derivative instruments are reported in noninterest income, and are summarized as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	Location	2026	2025	2026	2025
Net gains (losses) on mortgage banking derivatives
Gains (losses) on interest rate lock commitments	Other noninterest income	$34	$177	$136	$658
Gains (losses) on forward sales commitments	Other noninterest income	(41)	(14)	82	(75)
Net gains (losses) on mortgage banking derivatives		$(7)	$163	$218	$583
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
First Busey Corporation (BUSE) | 2026 Q3 — 53

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
First Busey Corporation (BUSE) | 2026 Q3 — 54

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The following tables summarize financial assets and financial liabilities measured at estimated fair value on a recurring basis:

	As of September 30, 2026
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Debt securities available for sale:
Obligations of U.S. government corporations and agencies	$—	$96,817	$—	$96,817
Obligations of states and political subdivisions	—	257,454	—	257,454
Asset-backed securities	—	266,645	—	266,645
Commercial mortgage-backed securities	—	172,919	—	172,919
Residential mortgage-backed securities	—	1,838,525	—	1,838,525
Corporate debt securities	—	37,577	—	37,577
Equity securities	15,557	—	—	15,557
Derivative assets	—	42,999	1	43,000
Derivative liabilities	—	82,661	5	82,666

	As of December 31, 2025
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Debt securities available for sale:
Obligations of U.S. government corporations and agencies	$—	$112,046	$—	$112,046
Obligations of states and political subdivisions	—	263,873	—	263,873
Asset-backed securities	—	265,580	—	265,580
Commercial mortgage-backed securities	—	132,942	—	132,942
Residential mortgage-backed securities	—	1,344,416	—	1,344,416
Corporate debt securities	—	43,691	—	43,691
Equity securities	155	14,761	—	14,916
Derivative assets	—	30,902	30	30,932
Derivative liabilities	—	42,155	65	42,220
First Busey Corporation (BUSE) | 2026 Q3 — 55

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Activity for Busey's risk participation agreements, which are measured at estimated fair value on a recurring basis using Level 3 inputs, is summarized in the table below:

		Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	Location	2026	2025	2026	2025
Beginning Balance		$(17)	$(45)	$(35)	$5
Gains recognized in earnings	Other noninterest expense	13	170	31	177
Losses recognized in earnings[1]	Other noninterest income	—	—	—	(14)
Purchases		—	(145)	—	(171)
Sales		—	—	—	24
Assumed in business combinations[2]		—	—	—	(41)
Ending Balance		$(4)	$(20)	$(4)	$(20)
___________________________________________
1.CrossFirst Bank, which First Busey operated as a separate banking subsidiary from the time of its acquisition on March 1, 2025, until it was merged with and into Busey Bank on June 20, 2025, recorded gains and losses on its risk participation agreements as other noninterest income. Throughout 2025, Busey’s accounting treatment for the CrossFirst portfolio of risk participation agreements remained consistent with this methodology. Beginning in 2026, gains and losses recognized on Busey’s full portfolio of risk participation agreements are recorded as other noninterest expense.
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
Commercial Loans Held for Sale
Commercial loans held for sale are measured at LOCOM, determined on an individual loan basis. Loans with a fair value below amortized cost are measured at fair value on a nonrecurring basis. Loans with a fair value above amortized cost are carried at amortized cost and are not included in the table below. During the three months ended September 30, 2026, Busey transferred a pool of lender finance commercial loans acquired in the acquisition of CrossFirst from portfolio loans to loans held for sale. Busey measured the loans at LOCOM on the transfer date and again as of September 30, 2026. LOCOM adjustments for the three and nine months ended September 30, 2026, totaled $0.7 million. LOCOM adjustments were recognized in other noninterest income, and were primarily attributable to the purchase premium assigned to the loans at acquisition. Fair value was based on the price in the agreement under which the loans were sold on October 1, 2026. Because this price is an observable input, the fair value measurement has been classified as Level 2.

First Busey Corporation (BUSE) | 2026 Q3 — 56

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
The following tables summarize financial assets and financial liabilities measured at estimated fair value on a non-recurring basis:

	As of September 30, 2026
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Loans evaluated individually, net of related allowance	$—	$—	$30,780	$30,780
Commercial loans held for sale	—	43,842	—	43,842
OREO and other repossessed assets with subsequent impairment	—	—	1,897	1,897
Bank property held for sale with impairment	—	—	1,661	1,661

	As of December 31, 2025
(dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Loans evaluated individually, net of related allowance	$—	$—	$19,604	$19,604
OREO and other repossessed assets with subsequent impairment	—	—	4,409	4,409
Bank property held for sale with impairment	—	—	1,855	1,855
The following tables present additional quantitative information about assets measured at estimated fair value on a non-recurring basis using Level 3 inputs:

	As of September 30, 2026
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Loans evaluated individually, net of related allowance	$30,780	Appraisal of collateral	Appraisal adjustments	-1.6% to -100.0% (-48.0)%
OREO and other repossessed assets with subsequent impairment	1,897	Appraisal of collateral	Appraisal adjustments	-11.4% to -24.1% (-11.8)%
Bank property held for sale with impairment	1,661	Appraisal of collateral or real estate listing price	Appraisal adjustments	-9.0% to -46.1% (-36.1)%
First Busey Corporation (BUSE) | 2026 Q3 — 57

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of December 31, 2025
(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Loans evaluated individually, net of related allowance	$19,604	Appraisal of collateral	Appraisal adjustments	-1.6% to -100.0% (-44.6)%
OREO and other repossessed assets with subsequent impairment	4,409	Appraisal of collateral	Appraisal adjustments	-2.8% to -24.1% (-4.5)%
Bank property held for sale with impairment	1,855	Appraisal of collateral or real estate listing price	Appraisal adjustments	-9.0% to -58.0% (-39.4)%
Financial Assets and Financial Liabilities That Are Not Carried at Fair Value
Fair values of financial instruments that are not carried at fair value on Busey’s Consolidated Balance Sheets (Unaudited) were estimated as follows:

	As of September 30, 2026		As of December 31, 2025
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Level 1 inputs:
Cash and cash equivalents	$883,053	$883,053	$280,227	$280,227
Level 2 inputs:
Interest-bearing time deposits in other banks	24,450	22,271	13,825	11,880
Debt securities held to maturity	685,134	536,467	746,385	625,957
Loans held for sale[1]	68,081	68,194	5,752	5,886
Restricted bank stock	77,067	77,067	77,006	77,006
Accrued interest receivable	75,589	75,589	71,788	71,788
Level 3 inputs:
Portfolio loans, net	12,658,209	12,390,932	13,393,776	13,472,907
Mortgage servicing rights	1,498	6,396	1,459	5,176
Other servicing rights	1,870	2,072	2,086	2,193

Financial liabilities
Level 2 inputs:
Time deposits	$2,404,804	$2,393,942	$2,429,890	$2,425,290
Securities sold under agreements to repurchase	154,693	154,693	166,929	166,929
Short-term borrowings	41,793	41,401	—	—
Long-term borrowings	98,165	95,431	113,806	113,853
Junior subordinated debt owed to unconsolidated trusts	62,546	58,112	77,328	71,407
Accrued interest payable	27,050	27,050	25,372	25,372
Level 3 inputs:
Subordinated notes, net of unamortized issuance costs	99,710	97,500	99,395	94,500
___________________________________________
1.Includes $65.1 million of lender finance commercial loans held for sale as of September 30, 2026. Of this amount, $43.8 million was measured at fair value on a nonrecurring basis (see the nonrecurring fair value table above), reflecting a LOCOM valuation allowance of $0.7 million as of September 30, 2026, and $21.3 million was carried at amortized cost. The September 30, 2026, fair value of these loans was based on the price in the agreement under which the loans were sold on October 1, 2026.
First Busey Corporation (BUSE) | 2026 Q3 — 58

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
Earnings per common share have been computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2026	2025	2026	2025
Net income	$55,845	$57,098	$169,002	$74,512
Dividends on preferred stock	(4,589)	(5,131)	(13,768)	(5,286)
Net income available to common stockholders	$51,256	$51,967	$155,234	$69,226

Weighted average number of common shares outstanding, basic	82,478,537	89,136,898	84,540,756	82,508,723
Dilutive effect of outstanding equity-based awards	1,254,573	1,081,484	1,093,740	1,101,276
Weighted average number of common shares outstanding, diluted	83,733,110	90,218,382	85,634,496	83,609,999

Basic earnings per common share	$0.62	$0.58	$1.84	$0.84
Diluted earnings per common share	$0.61	$0.58	$1.81	$0.83

Anti-dilutive equity-based awards	66,891	298,211	44,995	249,668
NOTE 15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present changes in AOCI by component, net of tax, for the periods indicated:

	Three Months Ended September 30, 2026
(dollars in thousands)	Unrealized Gains (Losses) on Debt Securities Available For Sale	Unrecognized Gains (Losses) on Debt Securities Held to Maturity	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance, June 30, 2026	$(110,355)	$(16,753)	$(13,972)	$(141,080)
Unrealized holding gains (losses), net	(86,352)	—	(16,098)	(102,450)
Amounts reclassified from AOCI, net	(124)	—	1,099	975
Amortization of unrecognized losses on securities transferred to held to maturity	—	675	—	675
Balance, September 30, 2026	$(196,831)	$(16,078)	$(28,971)	$(241,880)
First Busey Corporation (BUSE) | 2026 Q3 — 59

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended September 30, 2025
(dollars in thousands)	Unrealized Gains (Losses) on Debt Securities Available For Sale	Unrecognized Gains (Losses) on Debt Securities Held to Maturity	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance, June 30, 2025	$(125,745)	$(20,198)	$(9,368)	$(155,311)
Unrealized holding gains (losses), net	16,326	—	(363)	15,963
Amounts reclassified from AOCI, net	1	—	1,721	1,722
Amortization of unrecognized losses on securities transferred to held to maturity	—	825	—	825
Balance, September 30, 2025	$(109,418)	$(19,373)	$(8,010)	$(136,801)

	Nine Months Ended September 30, 2026
(dollars in thousands)	Unrealized Gains (Losses) on Debt Securities Available For Sale	Unrecognized Gains (Losses) on Debt Securities Held to Maturity	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance, December 31, 2025	$(98,693)	$(18,164)	$(7,616)	$(124,473)
Unrealized holding gains (losses), net	(97,996)	—	(24,545)	(122,541)
Amounts reclassified from AOCI, net	(142)	—	3,190	3,048
Amortization of unrecognized losses on securities transferred to held to maturity	—	2,086	—	2,086
Balance, September 30, 2026	$(196,831)	$(16,078)	$(28,971)	$(241,880)

	Nine Months Ended September 30, 2025
(dollars in thousands)	Unrealized Gains (Losses) on Debt Securities Available For Sale	Unrecognized Gains (Losses) on Debt Securities Held to Maturity	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance, December 31, 2024	$(165,680)	$(21,554)	$(19,805)	$(207,039)
Unrealized holding gains (losses), net	44,895	—	6,876	51,771
Amounts reclassified from AOCI, net	11,367	—	4,919	16,286
Amortization of unrecognized losses on securities transferred to held to maturity	—	2,181	—	2,181
Balance, September 30, 2025	$(109,418)	$(19,373)	$(8,010)	$(136,801)
First Busey Corporation (BUSE) | 2026 Q3 — 60

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
Goodwill and total assets are summarized below by operating segment. Reconciling items included in the tables below consist of amounts attributable to the parent company and the elimination of intercompany transactions:

	As of September 30, 2026
(dollars in thousands)	Banking	Wealth Management	FirsTech	Total Reportable Segments	Reconciling Items	Consolidated Total
Goodwill	$359,263	$14,108	$8,992	$382,363	$—	$382,363
Total assets	18,321,683	173,722	44,081	18,539,486	19,120	18,558,606

	As of December 31, 2025
(dollars in thousands)	Banking	Wealth Management	FirsTech	Total Reportable Segments	Reconciling Items	Consolidated Total
Goodwill	$360,180	$14,108	$8,992	$383,280	$—	$383,280
Total assets	17,880,797	152,422	45,373	18,078,592	26,144	18,104,736
Financial results by operating segment, including significant expense categories provided to the chief operating decision maker, are summarized in the following tables:
First Busey Corporation (BUSE) | 2026 Q3 — 61

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended September 30, 2026
(dollars in thousands)	Banking	Wealth Management	FirsTech	Total Reportable Segments	Reconciling Items	Consolidated Total
Interest income	$232,493	$—	$—	$232,493	$78	$232,571
Intersegment interest income	—	—	14	14	(14)	—
Interest expense	77,002	—	—	77,002	2,424	79,426
Intersegment interest expense	166	—	—	166	(166)	—
Net interest income	155,325	—	14	155,339	(2,194)	153,145
Provision for credit losses	9,642	—	—	9,642	—	9,642
Net interest income after provision for credit losses	145,683	—	14	145,697	(2,194)	143,503

Noninterest income
Wealth management fees	—	19,846	—	19,846	—	19,846
Payment technology solutions	—	—	5,108	5,108	—	5,108
Treasury management services	4,824	—	—	4,824	—	4,824
Capital markets income	1,472	—	—	1,472	—	1,472
Card services and ATM fees	4,733	—	—	4,733	—	4,733
Other service charges on deposit accounts	1,361	—	—	1,361	—	1,361
All other noninterest income	4,651	123	—	4,774	(1,716)	3,058
Intersegment noninterest income	2,833	—	543	3,376	(3,376)	—
Noninterest income	19,874	19,969	5,651	45,494	(5,092)	40,402

Revenue	175,199	19,969	5,665	200,833	(7,286)	193,547

Noninterest expense
Salaries and employee benefits	56,235	7,759	2,438	66,432	—	66,432
Data processing	7,995	688	732	9,415	21	9,436
Amortization of intangible assets	3,997	154	—	4,151	—	4,151
Interchange expense	—	—	1,156	1,156	—	1,156
All other noninterest expense	27,218	581	1,105	28,904	1,319	30,223
Intersegment noninterest expense	663	750	539	1,952	(1,952)	—
Noninterest expense	96,108	9,932	5,970	112,010	(612)	111,398

Income (loss) before income taxes	69,449	10,037	(305)	79,181	(6,674)	72,507
Income taxes	15,917	2,408	(62)	18,263	(1,601)	16,662
Net income	$53,532	$7,629	$(243)	$60,918	$(5,073)	$55,845
First Busey Corporation (BUSE) | 2026 Q3 — 62

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended September 30, 2025
(dollars in thousands)	Banking	Wealth Management	FirsTech	Total Reportable Segments	Reconciling Items	Consolidated Total
Interest income	$244,504	$—	$—	$244,504	$1	$244,505
Intersegment interest income	—	—	16	16	(16)	—
Interest expense	86,524	—	—	86,524	2,844	89,368
Intersegment interest expense	951	—	—	951	(951)	—
Net interest income	157,029	—	16	157,045	(1,908)	155,137
Provision for credit losses	(985)	—	—	(985)	—	(985)
Net interest income after provision for credit losses	158,014	—	16	158,030	(1,908)	156,122

Noninterest income
Wealth management fees	—	17,184	—	17,184	—	17,184
Payment technology solutions	—	—	5,092	5,092	—	5,092
Treasury management services	4,228	—	—	4,228	—	4,228
Capital markets income	1,936	—	—	1,936	—	1,936
Card services and ATM fees	4,799	—	—	4,799	—	4,799
Other service charges on deposit accounts	1,617	—	—	1,617	—	1,617
All other noninterest income	4,391	183	(4)	4,570	1,772	6,342
Intersegment noninterest income	564	—	443	1,007	(1,007)	—
Noninterest income	17,535	17,367	5,531	40,433	765	41,198

Revenue	174,564	17,367	5,547	197,478	(1,143)	196,335

Noninterest expense
Salaries and employee benefits	53,264	7,576	2,620	63,460	10,685	74,145
Data processing	8,062	658	931	9,651	63	9,714
Amortization of intangible assets	4,292	215	—	4,507	—	4,507
Interchange expense	—	—	1,336	1,336	—	1,336
All other noninterest expense	26,706	562	674	27,942	2,374	30,316
Intersegment noninterest expense	4,346	885	404	5,635	(5,635)	—
Noninterest expense	96,670	9,896	5,965	112,531	7,487	120,018

Income (loss) before income taxes	78,879	7,471	(418)	85,932	(8,630)	77,302
Income taxes	21,283	1,793	(112)	22,964	(2,760)	20,204
Net income	$57,596	$5,678	$(306)	$62,968	$(5,870)	$57,098
First Busey Corporation (BUSE) | 2026 Q3 — 63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Nine Months Ended September 30, 2026
(dollars in thousands)	Banking	Wealth Management	FirsTech	Total Reportable Segments	Reconciling Items	Consolidated Total
Interest income	$682,249	$—	$—	$682,249	$232	$682,481
Intersegment interest income	—	—	43	43	(43)	—
Interest expense	215,286	—	—	215,286	7,679	222,965
Intersegment interest expense	970	—	—	970	(970)	—
Net interest income	465,993	—	43	466,036	(6,520)	459,516
Provision for credit losses	14,889	—	—	14,889	—	14,889
Net interest income after provision for credit losses	451,104	—	43	451,147	(6,520)	444,627

Noninterest income
Wealth management fees	—	59,197	—	59,197	—	59,197
Payment technology solutions	—	—	15,153	15,153	—	15,153
Treasury management services	14,069	—	—	14,069	—	14,069
Capital markets income	5,714	—	—	5,714	—	5,714
Card services and ATM fees	14,192	—	—	14,192	—	14,192
Other service charges on deposit accounts	4,274	—	—	4,274	—	4,274
All other noninterest income	14,560	444	—	15,004	(625)	14,379
Intersegment noninterest income	8,498	—	1,635	10,133	(10,133)	—
Noninterest income	61,307	59,641	16,788	137,736	(10,758)	126,978

Revenue	527,300	59,641	16,831	603,772	(17,278)	586,494

Noninterest expense
Salaries and employee benefits	184,743	24,740	9,856	219,339	—	219,339
Data processing	23,443	2,155	2,490	28,088	80	28,168
Amortization of intangible assets	12,173	501	—	12,674	—	12,674
Interchange expense	—	—	3,368	3,368	—	3,368
All other noninterest expense	80,505	1,978	2,552	85,035	4,968	90,003
Intersegment noninterest expense	1,992	2,249	1,618	5,859	(5,859)	—
Noninterest expense	302,856	31,623	19,884	354,363	(811)	353,552

Income (loss) before income taxes	209,555	28,018	(3,053)	234,520	(16,467)	218,053
Income taxes	47,048	6,724	(732)	53,040	(3,989)	49,051
Net income	$162,507	$21,294	$(2,321)	$181,480	$(12,478)	$169,002
First Busey Corporation (BUSE) | 2026 Q3 — 64

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Nine Months Ended September 30, 2025
(dollars in thousands)	Banking	Wealth Management	FirsTech	Total Reportable Segments	Reconciling Items	Consolidated Total
Interest income	$658,760	$—	$—	$658,760	$6	$658,766
Intersegment interest income	—	—	46	46	(46)	—
Interest expense	235,288	—	—	235,288	11,427	246,715
Intersegment interest expense	2,308	—	—	2,308	(2,308)	—
Net interest income	421,164	—	46	421,210	(9,159)	412,051
Provision for credit losses	50,308	—	—	50,308	—	50,308
Net interest income after provision for credit losses	370,856	—	46	370,902	(9,159)	361,743

Noninterest income
Wealth management fees	—	51,325	—	51,325	—	51,325
Payment technology solutions	—	—	15,121	15,121	—	15,121
Treasury management services	11,634	—	—	11,634	—	11,634
Capital markets income	4,515	—	—	4,515	—	4,515
Card services and ATM fees	13,388	—	—	13,388	—	13,388
Other service charges on deposit accounts	4,663	—	—	4,663	—	4,663
All other noninterest income	(1,419)	594	(6)	(831)	7,469	6,638
Intersegment noninterest income	1,232	—	1,217	2,449	(2,449)	—
Noninterest income	34,013	51,919	16,332	102,264	5,020	107,284

Revenue	455,177	51,919	16,378	523,474	(4,139)	519,335

Noninterest expense
Salaries and employee benefits	157,237	21,713	7,952	186,902	33,166	220,068
Data processing	28,392	1,873	2,790	33,055	255	33,310
Amortization of intangible assets	11,497	685	—	12,182	—	12,182
Interchange expense	—	—	3,976	3,976	—	3,976
All other noninterest expense	72,693	1,889	2,009	76,591	13,754	90,345
Intersegment noninterest expense	14,167	2,443	1,133	17,743	(17,743)	—
Noninterest expense	283,986	28,603	17,860	330,449	29,432	359,881

Income (loss) before income taxes	120,883	23,316	(1,482)	142,717	(33,571)	109,146
Income taxes	37,142	5,596	(393)	42,345	(7,711)	34,634
Net income (loss)	$83,741	$17,720	$(1,089)	$100,372	$(25,860)	$74,512
First Busey Corporation (BUSE) | 2026 Q3 — 65

FIRST BUSEY CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
First Busey Corporation (BUSE) | 2026 Q3 — 66

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
SCOPE OF DISCUSSION
The following discussion and analysis are intended to assist readers in understanding Busey’s financial condition and results of operations during the three and nine months ended September 30, 2026, and should be read in conjunction with Busey’s Consolidated Financial Statements (Unaudited) and the related Notes to the Consolidated Financial Statements (Unaudited) included in this Quarterly Report, as well as Busey's 2025 Annual Report.
BUSINESS
First Busey Corporation is an $18.56 billion financial holding company headquartered in Leawood, Kansas. First Busey’s common stock is traded on The Nasdaq Global Select Market under the symbol “BUSE,” and its depositary shares of Busey Series B Preferred Stock are traded on The Nasdaq Global Select Market under the symbol “BUSEP.”
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
First Busey Corporation (BUSE) | 2026 Q3 — 67

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
Busey's Conservative Banking Strategy
Busey’s financial strength is built on a long-term conservative operating approach. The quality of Busey’s core deposit1 franchise is a critical value driver of the institution. Busey remains substantially core deposit funded, with robust liquidity. As of September 30, 2026, Busey’s loan-to-deposit ratio was 82.5% and core deposits represented 94.0% of total deposits. Busey maintains sufficient on- and off-balance sheet liquidity to manage deposit fluctuations and the liquidity needs of its customers.
Busey’s credit performance reflects its highly diversified, conservatively underwritten loan portfolio. Busey’s approach to lending and its underwriting standards are designed to emphasize relationship banking rather than transactional banking. In addition, as a matter of both policy and practice, Busey limits concentration exposures in any particular loan segment.
Busey’s conservative banking strategy is reflected in the strength of its capital base. Busey strives to consistently maintain capital ratios well in excess of thresholds required to be designated as well capitalized by applicable regulatory guidelines, thereby ensuring financial strength and flexibility across economic and operating cycles. As of September 30, 2026, Busey’s leverage ratio of Tier 1 capital to average assets was 11.3%, its common equity Tier 1 capital to risk-weighted assets ratio was 12.5%, and its total capital to risk-weighted assets ratio was 16.1%.
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
First Busey Corporation (BUSE) | 2026 Q3 — 68

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
RESULTS OF OPERATIONS — THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026
Net Income
Results of Busey’s operations, by operating segment, are presented in the table below. Reconciling items consist of amounts attributable to the parent company and the elimination of intercompany transactions.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Net income
Banking	$53,532	$57,596	$162,507	$83,741
Wealth Management	7,629	5,678	21,294	17,720
FirsTech	(243)	(306)	(2,321)	(1,089)
Total Reportable Segments	60,918	62,968	181,480	100,372
Reconciling Items	(5,073)	(5,870)	(12,478)	(25,860)
Net income	$55,845	$57,098	$169,002	$74,512
First Busey Corporation (BUSE) | 2026 Q3 — 69

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Pre-tax non-GAAP adjustments to net income by income/expense category
Net securities (gains) losses	$703	$288	$(802)	$10,059
Other noninterest income	—	44	—	44
Provision for credit losses	—	—	—	49,602
Salaries and employee benefits	724	5,610	18,893	33,045
Data processing	—	424	80	6,690
Net occupancy expense of premises	—	9	—	9
Furniture and equipment expenses	—	66	—	67
Professional fees	—	358	823	7,969
Other noninterest expense	377	740	1,131	2,053
Total pre-tax non-GAAP adjustments to net income	$1,804	$7,539	$20,125	$109,538

Pre-tax non-GAAP adjustments to net income by business objective
Net securities (gains) losses[1]	$703	$288	$(802)	$10,059
Initial provision for credit losses[2]	—	—	—	49,602
Other acquisition (income) expenses[3]	1,132	7,251	7,572	49,877
Restructuring expenses[4]	(31)	—	13,355	—
Total pre-tax non-GAAP adjustments to net income	$1,804	$7,539	$20,125	$109,538
___________________________________________
1.During the nine months ended September 30, 2025, Busey sold available for sale debt securities with a book value of approximately $205.6 million for a pre-tax loss of $15.5 million and related estimated tax benefit of $4.3 million, as part of a balance sheet repositioning strategy.
2.During the nine months ended September 30, 2025, in connection with the CrossFirst acquisition, Busey recorded expenses of $42.4 million to establish an initial allowance for non-PCD loans and $7.2 million to establish an initial allowance for unfunded commitments following the close of the CrossFirst acquisition-in the first quarter of 2025 and adoption of a new CECL model in the second quarter of 2025.
3.Other acquisition expenses related to the acquisition of CrossFirst, which was completed on March 1, 2025. Final expenses for the acquisition of M&M were also included in the nine months ended September 30, 2025.
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
First Busey Corporation (BUSE) | 2026 Q3 — 70

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
Operating Performance Metrics
Operating performance metrics presented in the table below have been derived from information used by management to monitor and manage Busey’s financial performance:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2026	2025	2026	2025
Net income (GAAP)	$55,845	$57,098	$169,002	$74,512
Adjusted net income (Non-GAAP)[1]	$57,198	$62,496	$184,096	$159,788

Net income available to common stockholders (GAAP)	$51,256	$51,967	$155,234	$69,226
Adjusted net income available to common stockholders (Non-GAAP)[1]	$52,609	$57,365	$170,328	$154,502

Diluted earnings per common share (GAAP)	$0.61	$0.58	$1.81	$0.83
Adjusted diluted earnings per common share (Non-GAAP)[1]	$0.63	$0.64	$1.99	$1.85

Return on average assets (Non-GAAP)[1,2]	1.20%	1.21%	1.25%	0.57%
Adjusted return on average assets (Non-GAAP)[1,2]	1.23%	1.33%	1.36%	1.22%

Return on average tangible common equity (Non-GAAP)[1,2,3]	12.93%	12.72%	12.82%	6.35%
Adjusted return on average tangible common equity (Non-GAAP)[1,2,3]	13.25%	13.96%	14.00%	13.29%

Pre-provision net revenue (Non-GAAP)[1]	$82,852	$76,605	$232,140	$169,513
Adjusted pre-provision net revenue (Non-GAAP)[1]	$83,953	$83,856	$253,067	$219,390

Pre-provision net revenue to average total assets (Non-GAAP)[1,2]	1.78%	1.63%	1.71%	1.29%
Adjusted pre-provision net revenue to average total assets (Non-GAAP)[1,2]	1.80%	1.78%	1.87%	1.67%
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
First Busey Corporation (BUSE) | 2026 Q3 — 71

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
Consolidated Average Balance Sheets and Interest Rates
The table below presents Busey’s Consolidated Average Balance Sheets, summarizing average balances for each major category of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for interest-bearing liabilities, and the related interest yields for the periods indicated. Average information is provided on a daily average basis:
First Busey Corporation (BUSE) | 2026 Q3 — 72

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,
	2026			2025
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate[5]	Average Balance	Income/ Expense	Yield/ Rate[5]
Assets
Interest-bearing bank deposits and federal funds sold	$688,669	$6,387	3.68%	$489,730	$5,487	4.45%
Investment securities:
U.S. Government obligations	102,475	1,320	5.11%	113,825	1,434	5.00%
Obligations of states and political subdivisions[1]	268,096	2,934	4.34%	241,561	2,697	4.43%
Other securities	2,863,453	24,410	3.38%	2,608,081	20,097	3.06%
Restricted bank stock	77,935	1,237	6.30%	77,041	871	4.49%
Loans held for sale	20,037	398	7.88%	9,895	155	6.21%
Portfolio loans[1,2]	13,035,599	196,736	5.99%	13,732,229	214,552	6.20%
Total interest-earning assets[1,3]	17,056,264	$233,422	5.43%	17,272,362	$245,293	5.63%

Cash and due from banks	170,290			173,921
Premises and equipment	191,958			184,113
ACL	(168,467)			(184,680)
Other assets	1,220,894			1,216,733
Total assets	$18,470,939			$18,662,449

Liabilities and stockholders’ equity
Interest-bearing transaction deposits	$3,426,877	$15,343	1.78%	$3,256,326	$16,208	1.97%
Savings and money market deposits	6,127,538	38,445	2.49%	6,199,404	44,361	2.84%
Time deposits	2,408,540	21,135	3.48%	2,545,749	24,042	3.75%
Federal funds purchased and repurchase agreements	150,791	928	2.44%	150,260	976	2.58%
Borrowings[4]	229,507	2,540	4.39%	189,432	2,380	4.98%
Junior subordinated debt issued to unconsolidated trusts	62,498	1,035	6.57%	77,211	1,401	7.20%
Total interest-bearing liabilities	12,405,751	$79,426	2.54%	12,418,382	$89,368	2.86%

Net interest spread[1]			2.89%			2.77%

Noninterest-bearing deposits	3,439,388			3,578,164
Other liabilities	272,038			239,995
Stockholders’ equity	2,353,762			2,425,908
Total liabilities and stockholders’ equity	$18,470,939			$18,662,449

Interest income / earning assets[1,3]	$17,056,264	$233,422	5.43%	$17,272,362	$245,293	5.63%
Interest expense / earning assets	17,056,264	79,426	1.85%	17,272,362	89,368	2.05%
Net interest margin[1]		$153,996	3.58%		$155,925	3.58%
___________________________________________
1.On a tax-equivalent basis and assuming a federal income tax rate of 21.0%. For a reconciliation of non-GAAP measures to the most directly comparable GAAP financial measures, see “Non-GAAP Financial Information” included in this MD&A.
2.Non-accrual loans are included in average portfolio loans.
3.Interest income includes tax-equivalent adjustments of $0.9 million for the three months ended September 30, 2026, and $0.8 million for the three months ended September 30, 2025.
4.Includes short-term and long-term borrowings. Interest expense includes non-usage fees on a revolving line of credit.
5.Annualized.
First Busey Corporation (BUSE) | 2026 Q3 — 73

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

	Nine Months Ended September 30,
	2026			2025
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate[5]	Average Balance	Income/ Expense	Yield/ Rate[5]
Assets
Interest-bearing bank deposits and federal funds sold	$319,260	$8,666	3.63%	$629,137	$20,532	4.36%
Investment securities:
U.S. Government obligations	106,514	4,040	5.07%	90,768	3,383	4.98%
Obligations of states and political subdivisions[1]	265,508	8,599	4.33%	225,549	6,919	4.10%
Other securities	2,668,027	63,797	3.20%	2,627,408	58,504	2.98%
Restricted bank stock	81,556	3,244	5.32%	62,275	2,173	4.67%
Loans held for sale	11,210	593	7.07%	6,770	312	6.16%
Portfolio loans[1,2]	13,292,823	596,111	6.00%	12,484,515	569,059	6.09%
Total interest-earning assets[1,3]	16,744,898	$685,050	5.47%	16,126,422	$660,882	5.48%

Cash and due from banks	167,348			167,752
Premises and equipment	192,886			169,085
ACL	(171,976)			(170,863)
Other assets	1,207,767			1,242,248
Total assets	$18,140,923			$17,534,644

Liabilities and stockholders’ equity
Interest-bearing transaction deposits	$3,252,429	$41,311	1.70%	$3,032,978	$42,424	1.87%
Savings and money market deposits	5,811,948	102,629	2.36%	5,681,287	117,735	2.77%
Time deposits	2,386,766	62,770	3.52%	2,494,470	69,911	3.75%
Federal funds purchased and repurchase agreements	160,170	2,922	2.44%	145,711	2,738	2.51%
Borrowings[4]	306,173	9,805	4.28%	256,196	9,759	5.09%
Junior subordinated debt issued to unconsolidated trusts	71,602	3,528	6.59%	76,659	4,148	7.23%
Total interest-bearing liabilities	11,989,088	$222,965	2.49%	11,687,301	$246,715	2.82%

Net interest spread[1]			2.98%			2.66%

Noninterest-bearing deposits	3,480,861			3,387,621
Other liabilities	263,894			242,735
Stockholders’ equity	2,407,080			2,216,987
Total liabilities and stockholders’ equity	$18,140,923			$17,534,644

Interest income / earning assets[1,3]	$16,744,898	$685,050	5.47%	$16,126,422	$660,882	5.48%
Interest expense / earning assets	16,744,898	222,965	1.78%	16,126,422	246,715	2.05%
Net interest margin[1]		$462,085	3.69%		$414,167	3.43%
___________________________________________
1.On a tax-equivalent basis and assuming a federal income tax rate of 21.0%. For a reconciliation of non-GAAP measures to the most directly comparable GAAP financial measures, see “Non-GAAP Financial Information” included in this MD&A.
2.Non-accrual loans have been included in average portfolio loans.
3.Interest income includes tax-equivalent adjustments of $2.6 million for the nine months ended September 30, 2026, and $2.1 million for the nine months ended September 30, 2025, respectively.
4.Includes short-term and long-term borrowings. Interest expense includes non-usage fees on a revolving line of credit.
5.Annualized.
First Busey Corporation (BUSE) | 2026 Q3 — 74

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
Notable changes in average assets and average liabilities are summarized as follows:

	Three Months Ended September 30,
(dollars in thousands)	2026	2025	Change	% Change
Average interest-earning assets	$17,056,264	$17,272,362	$(216,098)	(1.3)%
Average interest-bearing liabilities	12,405,751	12,418,382	(12,631)	(0.1)%
Average noninterest-bearing deposits	3,439,388	3,578,164	(138,776)	(3.9)%

Total average deposits	15,402,343	15,579,643	(177,300)	(1.1)%
Total average liabilities	16,117,177	16,236,541	(119,364)	(0.7)%

Average noninterest-bearing deposits as a percent of total average deposits	22.3%	23.0%	(70) bps
Total average deposits as a percent of total average liabilities	95.6%	96.0%	(40) bps

	Nine Months Ended September 30,
(dollars in thousands)	2026	2025	Change	% Change
Average interest-earning assets	$16,744,898	$16,126,422	$618,476	3.8%
Average interest-bearing liabilities	11,989,088	11,687,301	301,787	2.6%
Average noninterest-bearing deposits	3,480,861	3,387,621	93,240	2.8%

Total average deposits	14,932,004	14,596,356	335,648	2.3%
Total average liabilities	15,733,843	15,317,657	416,186	2.7%

Average noninterest-bearing deposits as a percent of total average deposits	23.3%	23.2%	10 bps
Total average deposits as a percent of total average liabilities	94.9%	95.3%	(40) bps
First Busey Corporation (BUSE) | 2026 Q3 — 75

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
Changes in net interest income and net interest margin are summarized as follows:

	Three Months Ended September 30,
(dollars in thousands)	2026	2025	Change	% Change
Net interest income
Interest income, on a tax-equivalent basis[1]	$233,422	$245,293	$(11,871)	(4.8)%
Interest expense	(79,426)	(89,368)	9,942	11.1%
Net interest income, on a tax-equivalent basis[1]	$153,996	$155,925	$(1,929)	(1.2)%

Net interest margin[1,2]	3.58%	3.58%	— bps

	Nine Months Ended September 30,
(dollars in thousands)	2026	2025	Change	% Change
Net interest income
Interest income, on a tax-equivalent basis[1]	$685,050	$660,882	$24,168	3.7%
Interest expense	(222,965)	(246,715)	23,750	9.6%
Net interest income, on a tax-equivalent basis[1]	$462,085	$414,167	$47,918	11.6%

Net interest margin[1,2]	3.69%	3.43%	26 bps
___________________________________________
1.Assuming a federal income tax rate of 21.0%. For a reconciliation of non-GAAP measures to the most directly comparable GAAP financial measures, see “Non-GAAP Financial Information” included in this MD&A.
2.Net interest income expressed as a percentage of average earning assets, stated on a tax-equivalent basis.
The Federal Open Market Committee raised rates by 25 bps during the third quarter of 2026. Rising rates initially have a positive impact on net interest margin, as assets, in particular commercial loans, reprice more quickly and to a greater extent than liabilities. As deposit and funding costs increase in response to the tightening rate cycle, and Busey experiences deposit migration into higher cost offerings and funding alternatives, some of the net interest margin expansion is reversed.
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
Net interest spread represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, and is presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net interest spread[1]	2.89%	2.77%	2.98%	2.66%
___________________________________________
1.Net interest spread is calculated on a tax-equivalent basis.
First Busey Corporation (BUSE) | 2026 Q3 — 76

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
Annualized net interest margins for the quarterly periods indicated were as follows:

	2026	2025
First Quarter	3.77%	3.16%
Second Quarter	3.72%	3.49%
Third Quarter	3.58%	3.58%
Fourth Quarter		3.71%
Management attempts to mitigate the effects of a shifting interest-rate environment through effective portfolio management, prudent loan underwriting and pricing discipline, and operational efficiencies. For a description of accounting policies underlying the recognition of interest income and expense, refer to the Notes to Consolidated Financial Statements in Busey’s 2025 Annual Report.
Noninterest Income
Changes in noninterest income are summarized in the tables below:

	Three Months Ended September 30,
(dollars in thousands)	2026	2025	Change	% Change
Noninterest income
Wealth management fees	$19,846	$17,184	$2,662	15.5%
Payment technology solutions	5,108	5,092	16	0.3%
Treasury management services	4,824	4,228	596	14.1%
Capital markets income	1,472	1,936	(464)	(24.0)%
Card services and ATM fees	4,733	4,799	(66)	(1.4)%
Other service charges on deposit accounts	1,361	1,617	(256)	(15.8)%
Income on bank owned life insurance	1,659	1,623	36	2.2%

Securities income:
Realized net gains (losses) on securities	137	(13)	150	NM
Unrealized net gains (losses) recognized on equity securities	(840)	(275)	(565)	(205.5)%
Net securities gains (losses)	(703)	(288)	(415)	(144.1)%

Other noninterest income	2,102	5,007	(2,905)	(58.0)%
Total noninterest income	$40,402	$41,198	$(796)	(1.9)%
First Busey Corporation (BUSE) | 2026 Q3 — 77

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

	Nine Months Ended September 30,
(dollars in thousands)	2026	2025	Change	% Change
Noninterest income
Wealth management fees	$59,197	$51,325	$7,872	15.3%
Payment technology solutions	15,153	15,121	32	0.2%
Treasury management services	14,069	11,634	2,435	20.9%
Capital markets income	5,714	4,515	1,199	26.6%
Card services and ATM fees	14,192	13,388	804	6.0%
Other service charges on deposit accounts	4,274	4,663	(389)	(8.3)%
Income on bank owned life insurance	4,912	4,814	98	2.0%

Securities income:
Realized net gains (losses) on securities	160	(15,549)	15,709	NM
Unrealized net gains (losses) recognized on equity securities	642	5,490	(4,848)	(88.3)%
Net securities gains (losses)	802	(10,059)	10,861	NM

Other noninterest income	8,665	11,883	(3,218)	(27.1)%
Total noninterest income	$126,978	$107,284	$19,694	18.4%

Assets under care as of period end	$16,719,766	$14,959,317	$1,760,449	11.8%
Total noninterest income provided $40.4 million for the three months ended September 30, 2026, a decrease of 1.9% from the comparable period in 2025, primarily due to $2.9 million in declines from other noninterest income, partially offset by $2.7 million in increases from wealth management fees. Total noninterest income provided $127.0 million for the nine months ended September 30, 2026, an increase of 18.4% from the comparable period in 2025. Whereas the nine months ended September 30, 2026, included nine months of income as a larger organization after the acquisition of CrossFirst, the nine months ended September 30, 2025, included only seven months of income from CrossFirst following the acquisition, which was completed on March 1, 2025. The nine months ended September 30, 2025, also included $15.5 million in net securities losses that were recorded in connection with a strategic balance sheet repositioning, which was partially offset by unrealized net gains on securities, which were elevated in 2025 due to Busey’s approximately 3% equity ownership in a financial institution that was the target of an announced acquisition at a significant market premium.
Wealth management fees provided income of $19.8 million for the three months ended September 30, 2026, representing an increase of 15.5% from the comparable period in 2025, and provided income of $59.2 million for the nine months ended September 30, 2026, representing an increase of 15.3% from the comparable period for 2025, primarily due to increases in trust fee income. Busey’s Wealth Management division ended the third quarter of 2026 with $16.72 billion in assets under care, an increase of 11.8% compared to the balance on September 30, 2025. Busey’s portfolio management team continues to focus on long-term returns and managing risk in the face of volatile markets.
Payment technology solutions income is derived from Busey’s payment processing company, FirsTech. Payment technology solutions provided income of $5.1 million for the three months ended September 30, 2026, representing an increase of 0.3% from the comparable period in 2025, and provided income of $15.2 million for the nine months ended September 30, 2026, representing an increase of 0.2% from the comparable period in 2025, primarily due to increases in income from lockbox and merchant processing services.
First Busey Corporation (BUSE) | 2026 Q3 — 78

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
Treasury management services, which consist primarily of business analysis and domestic wire transfers on commercial accounts, provided income of $4.8 million for the three months ended September 30, 2026, representing an increase of 14.1% from the comparable period in 2025, and provided income of $14.1 million for the nine months ended September 30, 2026, representing an increase of 20.9% from the comparable period in 2025. Growth in treasury management services was primarily attributable to increased income from business analysis.
Capital markets income, which consists primarily of swap origination fees, foreign wire transfer fees on commercial accounts, syndication fees, and letter of credit fees, provided income of $1.5 million for the three months ended September 30, 2026, representing a decrease of 24.0% from the comparable period in 2025, primarily due to decreases in income from swap origination fees and syndication fees, which are tied to loan production, and to an extent is impacted by volatility of interest rates. Capital markets income provided $5.7 million for the nine months ended September 30, 2026, representing an increase of 26.6% from the comparable period in 2025, primarily due to increases in income from syndication fees and letter of credit fees.
Card services and ATM fees, which include both commercial and consumer accounts, provided income of $4.7 million for the three months ended September 30, 2026, representing a decrease of 1.4% from the comparable period in 2025, primarily due to declines in ATM fees. Card services and ATM fees provided income of $14.2 million for the nine months ended September 30, 2026, representing an increase of 6.0% from the comparable period in 2025, primarily due to income from interchange fees.
Other service charges on deposit accounts provided income of $1.4 million for the three months ended September 30, 2026, representing a decrease of 15.8% from the comparable period in 2025, and provided income of $4.3 million for the nine months ended September 30, 2026, representing a decrease of 8.3% from the comparable period in 2025. Declines were largely related to lower non-sufficient fund charges.
Income on bank owned life insurance provided $1.7 million for the three months ended September 30, 2026, representing an increase of 2.2% from the comparable period in 2025, due to earnings on the cash surrender value of the policies. Income on bank owned life insurance provided $4.9 million for the nine months ended September 30, 2026, representing an increase of 2.0% from the comparable period in 2025, as a result of an increase of over $0.5 million on the cash surrender value of the policies, largely offset by a decrease of nearly $0.4 million in earnings on death proceeds.
Net securities losses of $0.7 million recognized during the three months ended September 30, 2026, exceeded net securities losses of $0.3 million recognized during the comparable period in 2025. Net securities gains of $0.8 million were recognized during the nine months ended September 30, 2026, compared to net securities losses of $10.1 million that were recognized during the nine months ended September 30, 2025. Losses in 2025 were realized in connection with a strategic balance sheet repositioning completed during the first quarter of 2025, which was partially offset by unrealized net gains on securities, which were elevated in the second quarter of 2025 due to Busey’s approximately 3% equity ownership in a financial institution that was the target of an announced acquisition at a significant market premium.
Other noninterest income provided $2.1 million for the three months ended September 30, 2026, representing a decrease of 58.0% from the comparable period in 2025, and provided $8.7 million for the nine months ended September 30, 2026, representing a decrease of 27.1% from the comparable period in 2025. Decreases were primarily attributable to fluctuations in income recognized on private equity investments and mortgage revenue. Other noninterest income was also impacted by a $0.7 million LOCOM adjustment recorded in the third quarter of 2026 in connection with the repositioning of a pool of lender finance loans to held for sale as part of our ongoing portfolio management efforts.
First Busey Corporation (BUSE) | 2026 Q3 — 79

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
Noninterest Expense
Changes in noninterest expense are summarized in the tables below:

	Three Months Ended September 30,
(dollars in thousands)	2026	2025	Change	% Change
Noninterest expense
Salaries and employee benefits	$66,432	$74,145	$(7,713)	(10.4)%
Data processing	9,436	9,714	(278)	(2.9)%

Premises expenses:
Net occupancy expense of premises	7,977	7,982	(5)	(0.1)%
Furniture and equipment expenses	2,530	2,143	387	18.1%
Combined, net occupancy expense of premises and furniture and equipment expenses	10,507	10,125	382	3.8%

Professional fees	2,507	2,931	(424)	(14.5)%
Amortization of intangible assets	4,151	4,507	(356)	(7.9)%
Interchange expense	1,156	1,336	(180)	(13.5)%
FDIC insurance	1,293	3,151	(1,858)	(59.0)%
Other noninterest expense	15,916	14,109	1,807	12.8%
Total noninterest expense	$111,398	$120,018	$(8,620)	(7.2)%

Income taxes	$16,662	$20,204	$(3,542)	(17.5)%
Effective income tax rate	23.0%	26.1%	(310) bps

Efficiency ratio (Non-GAAP)[1]	54.4%	54.9%	(50) bps
___________________________________________
1.Beginning in 2026, Busey now reports a single efficiency ratio, which was previously reported as the “adjusted efficiency ratio.” The efficiency ratio is a non-GAAP financial measure. For a reconciliation of non-GAAP measures to the most directly comparable financial GAAP measures, see “Non-GAAP Financial Information” included in this MD&A.
First Busey Corporation (BUSE) | 2026 Q3 — 80

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

	Nine Months Ended September 30,
(dollars in thousands)	2026	2025	Change	% Change
Noninterest expense
Salaries and employee benefits	$219,339	$220,068	$(729)	(0.3)%
Data processing	28,168	33,310	(5,142)	(15.4)%

Premises expenses:
Net occupancy expense of premises	23,479	21,613	1,866	8.6%
Furniture and equipment expenses	7,043	6,296	747	11.9%
Combined, net occupancy expense of premises and furniture and equipment expenses	30,522	27,909	2,613	9.4%

Professional fees	8,787	15,316	(6,529)	(42.6)%
Amortization of intangible assets	12,674	12,182	492	4.0%
Interchange expense	3,368	3,976	(608)	(15.3)%
FDIC insurance	6,093	7,742	(1,649)	(21.3)%
Other noninterest expense	44,601	39,378	5,223	13.3%
Total noninterest expense	$353,552	$359,881	$(6,329)	(1.8)%

Income taxes	$49,051	$34,634	$14,417	41.6%
Effective income tax rate	22.5%	31.7%	(920) bps

Efficiency ratio (Non-GAAP)[1]	54.4%	56.0%	(160) bps

Full-time equivalent associates as of period-end	1,812	1,922	(110)	(5.7)%
___________________________________________
1.Beginning in 2026, Busey now reports a single efficiency ratio, which was previously reported as the “adjusted efficiency ratio.” The efficiency ratio is a non-GAAP financial measure. For a reconciliation of non-GAAP measures to the most directly comparable financial GAAP measures, see “Non-GAAP Financial Information” included in this MD&A.
Total noninterest expense was $111.4 million for the three months ended September 30, 2026, representing a decrease of 7.2% from the comparable period in 2025. Excluding acquisition and restructuring expenses, adjusted noninterest expense2 totaled $110.3 million for the three months ended September 30, 2026, representing a decline of 2.2% from the comparable period in 2025. Declines were primarily attributable to reductions in salaries and employee benefits and FDIC insurance, partially offset by an increase in other noninterest expense.
Total noninterest expense was $353.6 million for the nine months ended September 30, 2026, representing a decrease of 1.8% from the comparable period in 2025. Excluding acquisition and restructuring expenses, adjusted noninterest expense totaled $332.6 million for the nine months ended September 30, 2026, representing an increase of 7.3% from the comparable period in 2025.
2 Adjusted noninterest expense is a non-GAAP financial measure. For a reconciliation of non-GAAP measures to the most directly comparable GAAP financial measures, see “Non-GAAP Financial Information” included in this MD&A.
First Busey Corporation (BUSE) | 2026 Q3 — 81

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
Salaries and employee benefits totaled $66.4 million for the three months ended September 30, 2026, representing a decrease of 10.4% from the comparable period in 2025. Excluding acquisition and restructuring expenses, which include severance, retention, and stock-based compensation expenses related to the CrossFirst acquisition, these expenses totaled $65.7 million for the three months ended September 30, 2026, representing a decrease of 4.1% from the comparable period in 2025, resulting primarily from declines in salaries and bonus expense. Salaries and employee benefits totaled $219.3 million for the nine months ended September 30, 2026, representing a decrease of 0.3% from the comparable period in 2025. Excluding acquisition and restructuring expenses, these expenses totaled $200.4 million for the nine months ended September 30, 2026, representing an increase of 7.2% from the comparable period in 2025, due to increases in expense for salaries and incentive compensation.
Data processing expense totaled $9.4 million for the three months ended September 30, 2026, and $28.2 million for the nine months ended September 30, 2026, representing decreases of 2.9% and 15.4%, respectively, from the comparable periods in 2025. Excluding acquisition and restructuring expenses, data processing expense increased by $0.1 million, or 1.6%, for the three months ended September 30, 2026, and increased by $1.5 million, or 5.5% for the nine months ended September 30, 2026, when compared to the same periods in 2025. Increases were primarily attributable to company-wide investments in technology enhancements, as well as inflation-driven price increases.
Combined, net occupancy expense of premises and furniture and equipment expense totaled $10.5 million for the three months ended September 30, 2026, and $30.5 million for the nine months ended September 30, 2026, representing increases of 3.8% and 9.4%, respectively, from the comparable periods in 2025. Increases were driven by expense growth in lease costs and depreciation expense, resulting primarily from the addition of banking centers assumed in the CrossFirst acquisition, as well as new banking centers opened in 2025 and 2026.
Professional fees totaled $2.5 million for the three months ended September 30, 2026, representing a decrease of 14.5% from the comparable period in 2025. Excluding acquisition and restructuring expenses, professional fees decreased by $0.1 million or 2.6% from the comparable period in 2025, primarily due to declines in legal fees partially offset by increases in consulting expenses. Professional fees totaled $8.8 million for the nine months ended September 30, 2026, representing a decrease of 42.6% from the comparable period in 2025. Excluding acquisition and restructuring expenses, professional fees increased by $0.6 million, or 8.4%, for the nine months ended September 30, 2026, from the comparable period in 2025, primarily due to increases in audit and accounting fees and consulting expenses, partially offset by declines in legal fees.
Amortization of intangible assets totaled $4.2 million for the three months ended September 30, 2026, representing a decrease of 7.9% from the comparable period in 2025, and totaled $12.7 million for the nine months ended September 30, 2026, representing an increase of 4.0% from the comparable period for 2025. The CrossFirst acquisition added an estimated $81.8 million of finite-lived intangible assets. Busey uses an accelerated amortization methodology.
Interchange expense totaled $1.2 million for the three months ended September 30, 2026, representing a decrease of 13.5% from the comparable period in 2025, and totaled $3.4 million for the nine months ended September 30, 2026, representing a decrease of 15.3% from the comparable period in 2025. Fluctuations in interchange expense relate to payment and volume activity at FirsTech.
FDIC insurance expense totaled $1.3 million for the three months ended September 30, 2026, representing a decrease of 59.0% from the comparable period in 2025, and totaled $6.1 million for the nine months ended September 30, 2026, representing a decrease of 21.3% from the comparable period in 2025. FDIC insurance costs declined as a result of prior-period adjustments.
First Busey Corporation (BUSE) | 2026 Q3 — 82

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
Other noninterest expense totaled $15.9 million for the three months ended September 30, 2026, representing an increase of 12.8% from the comparable period in 2025. Excluding acquisition and restructuring expenses, these expenses totaled $15.5 million for the three months ended September 30, 2026, representing an increase of 16.2% from the comparable period in 2025. Other noninterest expense totaled $44.6 million for the nine months ended September 30, 2026, representing an increase of 13.3% from the comparable period in 2025. Excluding acquisition and restructuring expenses, these expenses totaled $43.5 million for the nine months ended September 30, 2026, representing an increase of 16.5% from the comparable period in 2025. Significant drivers of the changes in other noninterest expense included marketing, business development, and card service fees.
Efficiency Ratio
The efficiency ratio3, which is a measure commonly used by management and the banking industry, measures the amount of expense incurred to generate a dollar of revenue. Busey’s efficiency ratio was 54.4% for the three months ended September 30, 2026, compared to 54.9% for the same period in 2025, and was 54.4% for the nine months ended September 30, 2026, compared to 56.0% for the same period in 2025.
Taxes
Busey’s effective income tax rate was 23.0% for the three months ended September 30, 2026, and 22.5% for the nine months ended September 30, 2026. Busey’s effective income tax rates were lower than the combined federal and state statutory rate of approximately 26.0% primarily as a result of investments in federal transferrable income tax credits, tax exempt interest income, apportionment changes, and discrete adjustments related to equity award vestings. Busey continues to monitor evolving federal and state tax legislation and its potential impact on operations on an ongoing basis.
As of September 30, 2026, Busey was under examination by the Illinois Department of Revenue for M&M’s tax filings for the tax years 2022 and 2023. In addition, during the three months ended September 30, 2026, Busey received notice from the Illinois Department of Revenue of its intent to audit First Busey’s 2021 tax returns.
3 The efficiency ratio is a non-GAAP financial measure. For a reconciliation of non-GAAP measures to the most directly comparable GAAP financial measures, see “Non-GAAP Financial Information” included in this MD&A.
First Busey Corporation (BUSE) | 2026 Q3 — 83

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
FINANCIAL CONDITION
Balance Sheet
Changes in significant items on Busey’s Consolidated Balance Sheets (Unaudited) are summarized in the table below:

	As of
(dollars in thousands)	September 30, 2026	December 31, 2025	Change	% Change
Assets
Debt securities available for sale	$2,669,937	$2,162,548	$507,389	23.5%
Debt securities held to maturity	685,134	746,385	(61,251)	(8.2)%
Portfolio loans, net of ACL	12,658,209	13,393,776	(735,567)	(5.5)%
Total assets	18,558,606	18,104,736	453,870	2.5%

Liabilities
Deposits:
Noninterest-bearing	3,439,061	3,659,421	(220,360)	(6.0)%
Interest-bearing	12,098,505	11,246,537	851,968	7.6%
Total deposits	15,537,566	14,905,958	631,608	4.2%
Securities sold under agreements to repurchase	154,693	166,929	(12,236)	(7.3)%
Short-term borrowings	41,793	—	41,793	100.0%
Long-term borrowings	98,165	113,806	(15,641)	(13.7)%
Subordinated notes, net of unamortized issuance costs	99,710	99,395	315	0.3%
Junior subordinated debt owed to unconsolidated trusts	62,546	77,328	(14,782)	(19.1)%
Total liabilities	16,302,327	15,635,754	666,573	4.3%

Stockholders’ equity	2,256,279	2,468,982	(212,703)	(8.6)%
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
First Busey Corporation (BUSE) | 2026 Q3 — 84

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
Portfolio Composition
The composition of Busey’s loan portfolio as of the dates indicated, as well as changes in portfolio loan balances, were as follows:

	As of
(dollars in thousands)	September 30, 2026	December 31, 2025	Change	% Change
Commercial loans
C&I and other commercial	$3,770,796	$4,229,208	$(458,412)	(10.8)%
CRE	5,258,021	5,550,018	(291,997)	(5.3)%
Real estate construction	1,066,709	1,039,289	27,420	2.6%
Total commercial loans	10,095,526	10,818,515	(722,989)	(6.7)%
Retail loans
Retail real estate	2,089,618	2,154,616	(64,998)	(3.0)%
Retail other	637,345	594,668	42,677	7.2%
Total retail loans	2,726,963	2,749,284	(22,321)	(0.8)%
Total portfolio loans	12,822,489	13,567,799	(745,310)	(5.5)%
ACL	(164,280)	(174,023)	9,743	(5.6)%
Portfolio loans, net	$12,658,209	$13,393,776	$(735,567)	(5.5)%
Continuing heavy payoff headwinds contributed to anticipated declines in portfolio loan balances during the nine months ended September 30, 2026.
First Busey Corporation (BUSE) | 2026 Q3 — 85

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
Concentration of Credit Risk
As a matter of policy and practice, Busey limits the level of concentration exposure in any particular loan segment with the goal of maintaining a well-diversified loan portfolio. The following table presents the percentage of total portfolio loans for each lending activity:

	As of
	September 30, 2026	December 31, 2025
Commercial loans
C&I and other commercial	29.4%	31.2%
CRE	41.0%	40.9%
Real estate construction	8.3%	7.6%
Total commercial loans	78.7%	79.7%
Retail loans
Retail real estate	16.3%	15.9%
Retail other	5.0%	4.4%
Total retail loans	21.3%	20.3%
Busey Bank originates loans across its regional operating model and through its specialty product lines, as described below:
•East – Suburban Chicago markets and southwest Florida
•Midwest – Central Illinois, the St. Louis MSA, and Indianapolis, Indiana
•Central – The Kansas City MSA, central Kansas, and Oklahoma
•Texas – The Dallas-Fort Worth MSA
•West – Colorado, New Mexico, and Arizona
•Verticals – Busey’s Life Equity Lending, Structured Finance, Energy Banking, and SBA Lending products
The distribution of Busey Bank loans outstanding that were originated in each of these markets is presented in the tables below:

	As of September 30, 2026
(dollars in thousands)	C&I and other commercial	CRE	Real estate construction	Retail real estate	Retail other	Total
Loans by region of origination
East	$618,127	$1,163,804	$124,995	$513,518	$12,954	$2,433,398
Midwest	1,193,361	1,983,522	363,900	1,032,005	12,745	4,585,533
Central	592,224	752,663	169,539	360,863	40,448	1,915,737
Texas	455,383	631,256	208,785	99,377	11	1,394,812
West	272,342	572,247	176,240	72,734	246	1,093,809
Verticals	639,359	154,529	23,250	11,121	570,941	1,399,200
Total portfolio loans	$3,770,796	$5,258,021	$1,066,709	$2,089,618	$637,345	12,822,489
ACL						(164,280)
Portfolio loans, net of ACL						$12,658,209
First Busey Corporation (BUSE) | 2026 Q3 — 86

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

	As of December 31, 2025
(dollars in thousands)	C&I and other commercial	CRE	Real estate construction	Retail real estate	Retail other	Total
Loans by region of origination[1]
East	$658,068	$1,173,323	$86,972	$521,515	$79,430	$2,519,308
Midwest	1,281,283	2,078,637	294,267	1,070,395	7,654	4,732,236
Central	621,370	828,888	206,332	359,062	13,220	2,028,872
Texas	592,692	786,899	276,881	110,746	3,215	1,770,433
West	244,347	525,820	155,017	80,558	483	1,006,225
Verticals	831,448	156,451	19,820	12,340	490,666	1,510,725
Total portfolio loans	$4,229,208	$5,550,018	$1,039,289	$2,154,616	$594,668	13,567,799
ACL						(174,023)
Portfolio loans, net of ACL						$13,393,776
___________________________________________
1.In 2026, Busey moved all of its banking centers in the St. Louis MSA from its East region to its Midwest region. In addition, Busey adjusted its methodology for allocation of purchase accounting, loan fees, and clearings. For comparative purposes, the table above reflects these changes applied to Busey’s 2025 loan balances.
Commercial Real Estate Loans
CRE loans comprised 41.0% of Busey’s total loan portfolio as of September 30, 2026, and CRE properties were 26.6% owner occupied. Owner-occupied CRE is generally dependent on the performance of the borrowers’ businesses, whereas non-owner-occupied CRE is generally reliant on property cash flows generated by third-party tenants.

	As of
(dollars in thousands)	September 30, 2026		December 31, 2025
CRE by Occupancy
Non-owner-occupied CRE	$3,861,572	73.4%	$4,118,361	74.2%
Owner-occupied CRE	1,396,449	26.6%	1,431,657	25.8%
CRE	$5,258,021	100.0%	$5,550,018	100.0%
First Busey Corporation (BUSE) | 2026 Q3 — 87

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
CRE loans are made across a variety of industries, as depicted in the table below. Balances reflected in the table below do not include loan origination fees or costs, purchase accounting adjustments, SBA discounts, or negative escrow amounts.

	As of September 30, 2026
	CRE Loans	Occupied By		% of CRE Loans That Are Owner Occupied
(dollars in thousands)		Non-Owner	Owner
Industrial and warehousing	$1,162,609	$679,988	$482,621	41.5%
Apartments	814,882	814,696	186	—%
Retail	788,406	695,993	92,413	11.7%
Traditional office	695,775	485,259	210,516	30.3%
Specialty	541,384	199,574	341,810	63.1%
Hotel	319,125	319,125	—	—%
Medical office	277,758	147,538	130,220	46.9%
Student housing	259,806	259,699	107	—%
Restaurant	144,775	36,104	108,671	75.1%
Senior housing	121,678	117,761	3,917	3.2%
Self-Storage	87,172	82,897	4,275	4.9%
Nursing homes	46,031	44,687	1,344	2.9%
Healthcare	20,059	20,000	59	0.3%
Group homes	4,874	3,495	1,379	28.3%
Land acquisition and development	89	—	89	100.0%
Other	787	356	431	54.8%
Total	$5,285,210	$3,907,172	$1,378,038	26.1%
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

		Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	Location	2026	2025	2026	2025[1]
Provision for loan losses	Provision for credit losses	$11,444	$(3,305)	$15,369	$40,152
___________________________________________
1.The nine months ended September 30, 2025, included $42.4 million of provision for loan losses expense recorded to establish an initial allowance for non-PCD loans immediately following the close of the CrossFirst acquisition in accordance with ASC 326-20-30-15.
First Busey Corporation (BUSE) | 2026 Q3 — 88

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
The ACL and the ratio of ACL to portfolio loan balances is presented below by lending activity:

	As of September 30, 2026			As of December 31, 2025
(dollars in thousands)	Portfolio Loans	ACL	Ratio of ACL to Portfolio Loans	Portfolio Loans	ACL	Ratio of ACL to Portfolio Loans
Commercial
C&I and other commercial	$3,770,796	$65,831	1.75%	$4,229,208	$61,370	1.45%
CRE	5,258,021	55,805	1.06%	5,550,018	70,328	1.27%
Real estate construction	1,066,709	13,838	1.30%	1,039,289	11,568	1.11%
Total commercial	10,095,526	135,474	1.34%	10,818,515	143,266	1.32%
Retail
Retail real estate	2,089,618	27,169	1.30%	2,154,616	29,178	1.35%
Retail other	637,345	1,637	0.26%	594,668	1,579	0.27%
Total retail	2,726,963	28,806	1.06%	2,749,284	30,757	1.12%
Total	$12,822,489	$164,280	1.28%	$13,567,799	$174,023	1.28%
As of September 30, 2026, Busey management believed the level of the allowance to be appropriate based upon the information available. However, additional losses may be identified in the loan portfolio as new information is obtained. Factors that influence Busey’s calculation of its ACL include changes in economic conditions and forecasts, originated and acquired loan portfolio composition, credit performance trends, portfolio duration, and other factors.
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
First Busey Corporation (BUSE) | 2026 Q3 — 89

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
The following table sets forth information concerning non-performing assets and asset quality ratios:

	As of
(dollars in thousands)	September 30, 2026	December 31, 2025	Change	% Change
Total assets	$18,558,606	$18,104,736	$453,870	2.5%
Portfolio loans	12,822,489	13,567,799	(745,310)	(5.5)%
Loans 30 – 89 days past due	16,877	16,475	402	2.4%

Non-performing assets
Non-performing loans:
Non-accrual loans	$80,949	$51,198	$29,751	58.1%
Loans 90+ days past due and still accruing	689	2,288	(1,599)	(69.9)%
Total non-performing loans	81,638	53,486	28,152	52.6%
OREO and other repossessed assets	1,969	4,626	(2,657)	(57.4)%
Total non-performing assets	83,607	58,112	25,495	43.9%
Substandard (excludes 90+ days past due)	161,253	116,402	44,851	38.5%
Classified assets	$244,860	$174,514	$70,346	40.3%

ACL	$164,280	$174,023	$(9,743)	(5.6)%
Bank Tier 1 Capital	2,142,635	2,150,048	(7,413)	(0.3)%

Ratios
ACL to portfolio loans	1.28%	1.28%	— bps
ACL to non-accrual loans	2.03 x	3.40 x	(137.0) pts
ACL to non-performing loans	2.01 x	3.25 x	(124.1) pts
ACL to non-performing assets	1.96 x	2.99 x	(103.0) pts
Non-accrual loans to portfolio loans	0.63%	0.38%	25 bps
Non-performing loans to portfolio loans	0.64%	0.39%	25 bps
Non-performing assets to total assets	0.45%	0.32%	13 bps
Non-performing assets to portfolio loans and OREO and other repossessed assets	0.65%	0.43%	22 bps
Classified assets to Bank Tier 1 Capital and ACL	10.61%	7.51%	310 bps
Asset quality continues to be strong. Busey Bank maintains a well-diversified loan portfolio and, as a matter of policy and practice, limits concentration exposure in any particular loan segment. Busey’s operating mandate and focus remain on emphasizing credit quality over asset growth.
Non-performing assets, which include non-performing loans, OREO, and other repossessed assets, increased to $83.6 million as of September 30, 2026, compared to $58.1 million as of December 31, 2025. Non-performing assets represented 0.45% of total assets as of September 30, 2026, compared to 0.32% as of December 31, 2025. The ACL was equal to 1.96 times the balance of non-performing assets as of September 30, 2026, compared to 2.99 times the balance of non-performing assets as of December 31, 2025.
Classified assets, which include non-performing assets and substandard loans, increased to $244.9 million as of September 30, 2026, compared to $174.5 million as of December 31, 2025. Classified assets represented 10.61% of the Bank’s Tier 1 capital and ACL at September 30, 2026, compared to 7.51% at December 31, 2025.
First Busey Corporation (BUSE) | 2026 Q3 — 90

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
Asset quality metrics remain dependent upon market-specific economic conditions, and specific measures may fluctuate from period to period. If economic conditions were to deteriorate, Busey would expect the credit quality of its loan portfolio to decline and loan defaults to increase.
Potential Problem Loans
Potential problem loans are loans classified as substandard that are not individually evaluated, non-accrual, or 90+ days past due, but where current information indicates that the borrower may not be able to comply with loan repayment terms. Management assesses the potential for loss on such loans and considers the effect of any potential loss in determining its provision for expected credit losses. Potential problem loans increased to $161.3 million, or 1.3% of portfolio loans, as of September 30, 2026, compared to $116.4 million, or 0.9% of portfolio loans, as of December 31, 2025. Management continues to monitor these loans and work with the borrowers on restructurings, guarantees, additional collateral, or other planned actions. As of September 30, 2026, management identified no other loans that represent or result from trends or uncertainties that would be expected to materially impact future operating results, liquidity, or capital resources.
Deposits
Total deposits increased by 4.2% to $15.54 billion as of September 30, 2026, compared to $14.91 billion as of December 31, 2025. Busey focuses on deepening its customer relationships to maintain and protect its strong core deposit4 franchise. Core deposits include non-brokered transaction accounts, money market and savings deposit accounts, and time deposits of $250,000 or less. Core deposits represented 94.0% of total deposits as of September 30, 2026.
Deposits are federally insured up to the FDIC insurance limit of $250,000. When a portion of a deposit account exceeds the FDIC insurance limit, that portion is uninsured. Estimated uninsured deposits were $6.84 billion, or 44% of total deposits, as of September 30, 2026, compared to $6.46 billion, or 43% of total deposits, as of December 31, 2025. Excluding intercompany accounts, fully collateralized accounts (including preferred deposits), and pass-through accounts where clients have deposit insurance at the correspondent financial institution, the portion of Busey’s deposit base that was uninsured and not otherwise collateralized was estimated to be $5.54 billion, or 36% of total deposits, as of September 30, 2026, compared to $5.58 billion, or 37% of total deposits, as of December 31, 2025.
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
First Busey Corporation (BUSE) | 2026 Q3 — 91

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
Average liquid assets are summarized in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Average liquid assets
Cash and due from banks	$170,290	$173,921	$167,348	$167,752
Interest-bearing bank deposits	688,669	489,730	319,260	629,137
Less: Restricted and pledged cash and bank deposits	(96,537)	(101,400)	(96,249)	(83,724)
Total average liquid assets	$762,422	$562,251	$390,359	$713,165

Average liquid assets as a percent of average total assets	4.1%	3.0%	2.2%	4.1%
Unencumbered cash and securities on Busey’s Consolidated Balance Sheets (Unaudited) are summarized in the table below:

	As of
(dollars in thousands)	September 30, 2026	December 31, 2025
Unencumbered cash and securities
Total cash and cash equivalents	$883,053	$280,227
Interest-bearing time deposits in other banks	24,450	13,825
Restricted and pledged cash and bank deposits	(97,592)	(96,102)
Debt securities available for sale	2,669,937	2,162,548
Debt securities available for sale pledged as collateral	(621,606)	(562,566)
Unencumbered cash and securities	$2,858,242	$1,797,932
Busey’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayments, and capital funds. Additional liquidity is provided by the ability to borrow from the FHLB, the Federal Reserve Bank, and Busey’s revolving credit facility, as summarized in the table below:

	As of
(dollars in thousands)	September 30, 2026	December 31, 2025
Additional available borrowing capacity
FHLB	$2,058,832	$1,775,157
Federal Reserve Bank	1,823,762	1,585,816
Federal funds purchased	485,000	485,000
Revolving credit facility	50,000	40,000
Additional borrowing capacity	$4,417,594	$3,885,973
Further, Busey could utilize brokered deposits as additional sources of liquidity, as needed.
As of September 30, 2026, management believed that adequate liquidity existed to meet all projected cash flow obligations. Busey seeks to achieve a satisfactory degree of liquidity by actively managing both assets and liabilities. Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.
First Busey Corporation (BUSE) | 2026 Q3 — 92

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
The following table summarizes Busey’s outstanding commitments and reserves for unfunded commitments:

	As of
(dollars in thousands)	September 30, 2026	December 31, 2025
Outstanding loan commitments and standby letters of credit	$4,160,163	$4,820,613
Reserve for unfunded commitments	12,484	12,964
The following table summarizes Busey’s provision for unfunded commitments expenses (releases):

		Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	Location	2026	2025	2026	2025
Provision for unfunded commitments[1]	Provision for credit losses	$(1,802)	$2,320	$(480)	$10,156
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
Capital Resources
Busey’s capital ratios are in excess of those required to be considered well capitalized pursuant to applicable regulatory guidelines. The Federal Reserve uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks. Risk-based capital ratios are established by allocating assets and certain off-balance-sheet commitments into risk-weighted categories. These balances are then multiplied by the factor appropriate for that risk-weighted category. In order to avoid regulatory limits on dividends, equity repurchases, and discretionary bonus payments, banking institutions must maintain capital in excess of regulatory minimum capital requirements. The table below presents minimum capital ratios that include the capital conservation buffer in comparison to the capital ratios for Busey and Busey Bank as of September 30, 2026:

	Minimum Capital Requirements with Capital Buffer	As of September 30, 2026
		Busey	Busey Bank
Common equity Tier 1 capital to risk-weighted assets	7.00%	12.47%	14.59%
Tier 1 capital to risk-weighted assets	8.50%	13.98%	14.59%
Total capital to risk-weighted assets	10.50%	16.10%	15.60%
Leverage ratio of Tier 1 capital to average assets	4.00%	11.34%	11.83%
For further discussion of capital resources and requirements, see “Note 8. Regulatory Capital.”
First Busey Corporation (BUSE) | 2026 Q3 — 93

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
First Busey Corporation (BUSE) | 2026 Q3 — 94

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Unaudited)

Calculation of Adjusted Net Income and Adjusted Diluted Earnings Per Common Share

		Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)		2026	2025	2026	2025
Net income (GAAP)	[a]	$55,845	$57,098	$169,002	$74,512
Day 2 provision for credit losses[1]		—	—	—	45,572
Adjustment of initial provision for unfunded commitments due to adoption of new model[2]		—	—	—	4,030
Other acquisition (income) expenses		1,132	7,251	7,572	49,877
Restructuring expenses		(31)	—	13,355	—
Net securities (gains) losses		703	288	(802)	10,059
Related tax benefit[3]		(451)	(2,141)	(5,031)	(29,181)
Non-recurring deferred tax adjustment[4]		—	—	—	4,919
Adjusted net income (Non-GAAP)	[b]	57,198	62,496	184,096	159,788
Preferred dividends	[c]	4,589	5,131	13,768	5,286
Adjusted net income available to common stockholders (Non-GAAP)	[d]	$52,609	$57,365	$170,328	$154,502

Weighted average number of common shares outstanding, diluted (GAAP)	[e]	83,733,110	90,218,382	85,634,496	83,609,999
Diluted earnings per common share (GAAP)	[(a-c)÷e]	$0.61	$0.58	$1.81	$0.83
Adjusted diluted earnings per common share (Non-GAAP)	[d÷e]	$0.63	$0.64	$1.99	$1.85
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
3.Tax benefits were calculated using tax rates of 25.0% and 26.6% for the nine months ended September 30, 2026 and 2025, respectively. Tax benefits for quarterly periods were calculated as the year-to-date tax amounts less the tax reported for previous quarters during the year.
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
First Busey Corporation (BUSE) | 2026 Q3 — 95

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Unaudited)

Calculation of Return On Average Assets, Return On Average Tangible Common Equity, and Related Adjusted Return Measures

		Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)		2026	2025	2026	2025
Net income (GAAP)	[a]	$55,845	$57,098	$169,002	$74,512
Amortization of intangible assets		4,151	4,507	12,674	12,182
Tax effect of amortization of intangible assets[1]		(1,038)	(1,210)	(3,169)	(3,245)
Preferred dividends		(4,589)	(5,131)	(13,768)	(5,286)
Tangible net income available to common stockholders (Non-GAAP)	[b]	$54,369	$55,264	$164,739	$78,163

Adjusted net income (Non-GAAP)[2]	[c]	$57,198	$62,496	$184,096	$159,788
Amortization of intangible assets		4,151	4,507	12,674	12,182
Tax effect of amortization of intangible assets[1]		(1,038)	(1,210)	(3,169)	(3,245)
Preferred dividends		(4,589)	(5,131)	(13,768)	(5,286)
Adjusted tangible net income available to common stockholders (Non-GAAP)	[d]	$55,722	$60,662	$179,833	$163,439

Average total assets	[e]	$18,470,939	$18,662,449	$18,140,923	$17,534,644
Return on average assets (Non-GAAP)[3]	[a÷e]	1.20%	1.21%	1.25%	0.57%
Adjusted return on average assets (Non-GAAP)[3]	[c÷e]	1.23%	1.33%	1.36%	1.22%

Average common equity		$2,138,564	$2,210,711	$2,191,883	$2,109,046
Average goodwill and other intangible assets, net		(469,792)	(486,625)	(474,207)	(464,316)
Average tangible common equity (Non-GAAP)	[f]	$1,668,772	$1,724,086	$1,717,676	$1,644,730

Return on average tangible common equity (Non-GAAP)[3,4]	[b÷f]	12.93%	12.72%	12.82%	6.35%
Adjusted return on average tangible common equity (Non-GAAP)[3,4]	[d÷f]	13.25%	13.96%	14.00%	13.29%
___________________________________________
1.Tax effects were calculated using income tax rates of 25.0% and 26.6% for the nine months ended September 30, 2026 and 2025, respectively. Tax effects for quarterly periods were calculated as the year-to-date tax amounts less the tax reported for previous quarters during the year.
2.A reconciliation is provided on the previous table.
3.Annualized measure.
4.Beginning in 2026, Busey revised, for all periods presented, its calculation of return on average tangible common equity and adjusted return on average tangible common equity to eliminate the effects of intangible asset amortization from the numerator of both calculations.
First Busey Corporation (BUSE) | 2026 Q3 — 96

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Unaudited)

Calculation of Net Interest Margin and Adjusted Net Interest Margin

		Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)		2026	2025	2026	2025
Net interest income (GAAP)		$153,145	$155,137	$459,516	$412,051
Tax-equivalent adjustment[1]		851	788	2,569	2,116
Tax-equivalent net interest income (Non-GAAP)	[a]	153,996	155,925	462,085	414,167
Purchase accounting accretion related to business combinations		(5,199)	(5,854)	(14,743)	(15,701)
Adjusted net interest income (Non-GAAP)	[b]	$148,797	$150,071	$447,342	$398,466

Average interest-earning assets (Non-GAAP)	[c]	$17,056,264	$17,272,362	$16,744,898	$16,126,422

Net interest margin (Non-GAAP)[2]	[a÷c]	3.58%	3.58%	3.69%	3.43%
Adjusted net interest margin (Non-GAAP)[2]	[b÷c]	3.46%	3.45%	3.57%	3.30%
___________________________________________
1.Tax-equivalent adjustments were calculated using an estimated federal income tax rate of 21.0%, applied to non-taxable interest income on investments and loans.
2.Annualized measure.

Calculation of Pre-Provision Net Revenue and Related Measures

		Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)		2026	2025	2026	2025
Net interest income (GAAP)		$153,145	$155,137	$459,516	$412,051
Total noninterest income (GAAP)		40,402	41,198	126,978	107,284
Net security (gains) losses (GAAP)		703	288	(802)	10,059
Total noninterest expense (GAAP)		(111,398)	(120,018)	(353,552)	(359,881)
Pre-provision net revenue (Non-GAAP)	[a]	82,852	76,605	232,140	169,513
Acquisition and restructuring (income) expenses, excluding initial provision expenses		1,101	7,251	20,927	49,877
Adjusted pre-provision net revenue (Non-GAAP)	[b]	$83,953	$83,856	$253,067	$219,390

Average total assets	[c]	$18,470,939	$18,662,449	$18,140,923	$17,534,644

Pre-provision net revenue to average total assets (Non-GAAP)[1]	[a÷c]	1.78%	1.63%	1.71%	1.29%
Adjusted pre-provision net revenue to average total assets (Non-GAAP)[1]	[b÷c]	1.80%	1.78%	1.87%	1.67%
___________________________________________
1.Annualized measure.
First Busey Corporation (BUSE) | 2026 Q3 — 97

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Unaudited)

Calculation of Efficiency Ratio

		Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)		2026	2025	2026	2025
Net interest income (GAAP)	[a]	$153,145	$155,137	$459,516	$412,051
Tax-equivalent adjustment[1]		851	788	2,569	2,116
Tax-equivalent net interest income (Non-GAAP)	[b]	153,996	155,925	462,085	414,167

Total noninterest income (GAAP)		40,402	41,198	126,978	107,284
Net security (gains) losses		703	288	(802)	10,059
Acquisition and restructuring (gain) loss		—	44	—	44
Adjusted noninterest income (Non-GAAP)	[c]	$41,105	$41,530	$126,176	$117,387

Operating revenue (Non-GAAP)	[d = a+c]	$194,250	$196,667	$585,692	$529,438
Tax-equivalent operating revenue (Non-GAAP)[2]	[e = b+c]	195,101	197,455	588,261	531,554

Adjusted noninterest income to operating revenue (Non-GAAP)	[c÷d]	21.16%	21.12%	21.54%	22.17%

Total noninterest expense (GAAP)		$111,398	$120,018	$353,552	$359,881
Acquisition and restructuring expenses, excluding initial provision expenses		(1,101)	(7,207)	(20,927)	(49,833)
Adjusted noninterest expense (Non-GAAP)[3]		110,297	112,811	332,625	310,048
Amortization of intangible assets		(4,151)	(4,507)	(12,674)	(12,182)
Adjusted noninterest expense excluding amortization of intangible assets (Non-GAAP)[4]	[f]	$106,146	$108,304	$319,951	$297,866

Efficiency ratio (Non-GAAP)[5]	[f÷e]	54.41%	54.85%	54.39%	56.04%
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
First Busey Corporation (BUSE) | 2026 Q3 — 98

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Unaudited)

Calculation of Tangible Common Equity, and Related Measures and Ratio

		As of
(dollars in thousands, except per share amounts)		September 30, 2026	December 31, 2025
Total assets (GAAP)		$18,558,606	$18,104,736
Goodwill and other intangible assets, net		(467,137)	(480,729)
Tangible assets (Non-GAAP)[1]	[a]	$18,091,469	$17,624,007

Total stockholders’ equity (GAAP)		$2,256,279	$2,468,982
Preferred stock and additional paid in capital on preferred stock		(215,197)	(215,197)
Common equity	[b]	2,041,082	2,253,785
Goodwill and other intangible assets, net		(467,137)	(480,729)
Tangible common equity (Non-GAAP)[1]	[c]	$1,573,945	$1,773,056

Tangible common equity to tangible assets (Non-GAAP)[1]	[c÷a]	8.70%	10.06%

Ending number of common shares outstanding (GAAP)	[d]	81,276,654	87,624,430
Book value per common share (Non-GAAP)	[b÷d]	$25.11	$25.72
Tangible book value per common share (Non-GAAP)	[c÷d]	$19.37	$20.23

Calculation of Core Deposits and Related Ratio

		As of
(dollars in thousands)		September 30, 2026	December 31, 2025
Total deposits (GAAP)	[a]	$15,537,566	$14,905,958
Brokered deposits, excluding brokered time deposits of more than $250,000		(10,000)	(70,140)
Time deposits of more than $250,000		(920,142)	(876,207)
Core deposits (Non-GAAP)	[b]	$14,607,424	$13,959,611

Core deposits to total deposits (Non-GAAP)	[b÷a]	94.01%	93.65%
First Busey Corporation (BUSE) | 2026 Q3 — 99

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

A number of factors, many of which are beyond Busey’s ability to control or predict, could cause actual results to differ materially from those in any forward-looking statements. These factors include, among others, the following: (1) the strength of the local, state, national, and international economies and financial markets (including effects of inflationary pressures, the threat or implementation of tariffs, trade wars, and changes to immigration policy); (2) changes in, and the interpretation and prioritization of, local, state, and federal laws, regulations, and governmental policies (including those concerning Busey's general business); (3) the economic impact of any future terrorist threats or attacks, widespread disease or pandemics, military conflicts, acts of war or threats thereof, or other adverse external events that could increase levels of political and economic unpredictability, contribute to rising energy and commodity prices, affect global supply chains, increase the volatility of financial markets, and other matters beyond our control (including the conflicts in the Middle East and Russia’s invasion of Ukraine); (4) unexpected results of acquisitions, which may include the failure to realize the anticipated benefits of the acquisitions and the possibility that the transaction and integration costs may be greater than anticipated; (5) the imposition of tariffs or other governmental policies impacting the value of products produced by Busey's commercial borrowers; (6) the impact of bank failures or adverse developments at other banks and related negative publicity about the banking industry, including investor and depositor sentiment regarding bank stability and liquidity; (7) new or revised accounting policies and practices as may be adopted by state and federal regulatory banking agencies, the FASB, the SEC, or the PCAOB; (8) changes in interest rates and prepayment rates of Busey’s assets (including as a result of the recent increase in the benchmark federal funds rate by the Federal Reserve); (9) increased competition in the financial services sector (including from non-bank competitors such as credit unions, digital asset service providers, private credit, and fintech companies) and the inability to attract new customers; (10) technological changes implemented by us and other parties, including our third-party vendors, which may have unforeseen consequences to us and our customers, including the development and implementation of tools incorporating artificial intelligence; (11) the loss of key executives or associates, talent shortages, and employee turnover; (12) unexpected outcomes and costs of existing or new litigation, investigations, or other legal proceedings, inquiries, and regulatory actions involving Busey (including with respect to Busey’s Illinois franchise taxes); (13) fluctuations in the value of securities held in Busey’s securities portfolio, including as a result of changes in interest rates; (14) credit risk and risk from concentrations (by type of borrower, geographic area, collateral, and industry) within Busey's loan portfolio and large loans to certain borrowers (including CRE loans); (15) the concentration of large deposits from certain clients who have balances above current FDIC insurance limits and may withdraw deposits to diversify their exposure; (16) the level of non-performing assets on Busey’s balance sheets; (17) interruptions involving information technology and communications systems or third-party vendors; (18) breaches or failures of information security controls or cybersecurity-related incidents; (19) the availability of future equity and debt issuances and other capital raising opportunities on favorable terms; (20) the economic impact on Busey and its customers of climate change, natural disasters, and exceptional weather occurrences such as tornadoes, hurricanes, floods, blizzards, and droughts; (21) the ability to successfully manage liquidity risk, which may increase dependence on non-core funding sources such as brokered deposits, and may negatively impact Busey's cost of funds; (22) the ability to maintain an adequate level of allowance for credit losses on loans; (23) the effectiveness of Busey’s risk management framework; and (24) the ability of Busey to manage the risks associated with the foregoing. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.
Additional information concerning Busey and its business, including additional factors that could materially affect Busey’s financial results, is included in Busey’s 2025 Annual Report.
First Busey Corporation (BUSE) | 2026 Q3 — 100

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
Busey’s interest rate risk resulting from immediate and sustained changes in interest rates, expressed as a change in net interest income as a percentage of the net interest income calculated in the constant base model, was as follows:

	Year-One: Projected Percentage Change in Net Interest Income		Year-Two: Projected Percentage Change in Net Interest Income
Hypothetical Immediate and Sustained Change in Interest Rates	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
+200 bps	2.50%	4.14%	2.87%	5.65%
+100 bps	1.47%	2.31%	1.66%	3.13%
-100 bps	(0.65)%	(1.76)%	(1.62)%	(3.27)%
-200 bps	(0.39)%	(2.18)%	(2.69)%	(5.59)%
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
First Busey Corporation (BUSE) | 2026 Q3 — 101

ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
An evaluation of Busey’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was carried out as of September 30, 2026, under the supervision and with the participation of its Chief Executive Officer, Chief Financial Officer, and several other members of senior management. Based on this evaluation, Busey’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, Busey’s disclosure controls and procedures were effective in ensuring that the information First Busey is required to disclose in the reports First Busey files or submits under the Exchange Act was (1) accumulated and communicated to Busey’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (2) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the three months ended September 30, 2026, no change occurred in Busey’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Busey’s internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
UNREGISTERED SALES OF EQUITY SECURITIES
None.
First Busey Corporation (BUSE) | 2026 Q3 — 102

ISSUER PURCHASES OF EQUITY SECURITIES
Busey's Stock Repurchase Plan authorizes, but does not obligate, First Busey to repurchase shares of its common stock. The Stock Repurchase Plan may be terminated, or the number of shares authorized for repurchase may be increased or decreased by First Busey's board of directors at its discretion at any time. Additional information about Busey’s Stock Repurchase Plan is available under the heading “Stock Repurchase Plan” in Part II, Item 5 of Busey’s 2025 Annual Report. The following table summarizes share repurchase activity, excluding excise taxes, during the third quarter of 2026.

Period	Total Number of Common Shares Purchased	Weighted Average Price Paid per Common Share	Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares That May Yet Be Purchased Under the Plans or Programs
July 1-31, 2026	542,900	$29.50	542,900	3,355,875
August 1-31, 2026	665,000	30.81	665,000	2,690,875
September 1-30, 2026	765,000	30.19	765,000	1,925,875
Three months ended September 30, 2026	1,972,900	$30.21	1,972,900

Nine Months ended September 30, 2026	6,930,300	$27.18	6,930,300
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
During the fiscal quarter ended September 30, 2026, none of Busey’s directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of First Busey securities that was intended to satisfy the affirmative defense conditions of Rule 10b5‑1(c) or any non-Rule 10b5‑1 trading arrangement.
First Busey Corporation (BUSE) | 2026 Q3 — 103

ITEM 6. EXHIBITS

Incorporated herein by reference
Exhibit Number	Description of Exhibit	Filing Entity1 (File No.)[1]	Form	Exhibit	Filing Date	Filed Herewith
10.1†	Letter Agreement, dated July 13, 2026, by and among First Busey Corporation, Busey Bank and Van A. Dukeman	BUSE (001-42677)	8-K	10.1	07/14/2026

31.1	Certification of Principal Executive Officer pursuant to 15 U.S.C. §7241 and 17 C.F.R. §240.13a-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to 15 U.S.C. §7241 and 17 C.F.R. §240.13a-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					X

101.INS	iXBRL Instance Document

101.SCH	iXBRL Taxonomy Extension Schema

101.CAL	iXBRL Taxonomy Extension Calculation Linkbase

101.LAB	iXBRL Taxonomy Extension Label Linkbase

101.PRE	iXBRL Taxonomy Extension Presentation Linkbase

101.DEF	iXBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
___________________________________________
1.BUSE is First Busey Corporation.
†Management contract or compensatory plan.

First Busey Corporation (BUSE) | 2026 Q3 — 104

SIGNATURES
Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, effective as of November 5, 2026.

FIRST BUSEY CORPORATION (Registrant)

By:	/s/ VAN A. DUKEMAN
Van A. Dukeman
Chairman, President, and Chief Executive Officer (Principal Executive Officer)

By:	/s/ CHRISTOPHER H.M. CHAN
Christopher H.M. Chan
Chief Financial Officer (Principal Financial Officer)

By:	/s/ SCOTT A. PHILLIPS
Scott A. Phillips
Chief Accounting Officer (Principal Accounting Officer)
First Busey Corporation (BUSE) | 2026 Q3 — 105